Form 10-Q
period 1998-12-31
DIVA SYSTEMS CORP
filed 1999-03-26
CIK 1003439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the quarterly period ended December 31, 1998.

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the transition period from ____________ to ____________.


                          Commission File No. _______


                           DIVA SYSTEMS CORPORATION
            (Exact name of Registrant as specified in its charter)


           Delaware                                94-3226532
           (State or other jurisdiction of        (IRS Employer
           Incorporation or organization)     Identification Number)

                      333 Ravenswood Avenue, Building 205
                         Menlo Park, California 94025
                   (Address of principal executive offices)

                                (650) 859-6400
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1999.

            Title of each class                 Outstanding at February 28, 1999
            -------------------                 --------------------------------
        Common Stock, $.001 par value                   16,568,524
        Class C Common Stock, $.001 par value              857,370

                           DIVA SYSTEMS CORPORATION

                         Quarterly Report on Form 10-Q

                               Table of Contents

                        Quarter Ended December 31, 1998

                                                                        Page No.
                                                                        --------

                        PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheet at December 31, 1998 and June 30, 1998 Consolidated Statement of Operations for the three and six months
            Ended December 31, 1998 and 1997
          Consolidated Statement of Cash Flows for the six months ended
            December 31, 1998 and 1997
          Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                    PART I

      ITEM 1. FINANCIAL STATEMENTS

                           DIVA SYSTEMS CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                  (Unaudited)


                   Assets                                                          December 31, 1998       June 30, 1998
                   ------                                                          -----------------       -------------

Current assets:

Cash and equivalents                                                                     $ 112,045           $ 167,549
Short-term investments                                                                      56,311              30,015
Prepaid expenses                                                                             1,137                 694
                                                                                         ---------           ---------

                    Total current assets                                                   169,493             198,258

Property and equipment, net                                                                 21,408              19,349
Debt issuance costs, net                                                                     8,843               9,524
Prepaid licenses                                                                               219                 230
Deposits and other assets                                                                      358                 354
Intangible asset, net                                                                          401                 490
                                                                                         ---------           ---------

                    Total assets                                                         $ 200,722           $ 228,205
                                                                                         =========           =========


         Liabilities, Redeemable warrants and Stockholders' Deficit
         ----------------------------------------------------------

Current liabilities:

Accounts payable                                                                         $   4,423           $   3,047
Other current liabilities                                                                      904               1,300
                                                                                         ---------           ---------

                    Total current liabilities                                                5,327               4,347

Notes payable                                                                              258,744             243,031
                                                                                         ---------           ---------

                    Total liabilities                                                      264,071             247,378
                                                                                         ---------           ---------

Redeemable warrants                                                                          1,661               1,139
                                                                                         ---------           ---------

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 30,000,000 shares authorized;
     21,382,932 and 21,372,287 shares issued and outstanding
     at December 31, 1998 and June 30, 1998, respectively.                                      21                  21

Common stock, $.001 par value; 60,000,000 shares authorized;
     17,379,669 and 17,200,178 shares issued and outstanding
     at December 31, 1998 and June 30, 1998, respectively.                                      17                  17

Additional paid-in capital                                                                 117,405             115,759
Deferred compensation                                                                       (1,668)                 --
Deficit accumulated during the development stage                                          (180,785)           (136,109)
                                                                                         ---------           ---------

                    Total stockholders' equity (deficit)                                   (65,010)            (20,312)
                                                                                         ---------           ---------

                    Total liabilities and stockholders' deficit                          $ 200,722           $ 228,205
                                                                                         =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                           DIVA SYSTEMS CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)




                                                Three Months Ended December 31,        Six Months Ended December 31,
                                               ---------------------------------      -------------------------------
                                                    1998                1997               1998              1997
                                               -------------        ------------      -------------      ------------
Revenue                                            $     57            $      5           $    120          $      5

Operating expenses:
   Programming                                        2,068               1,428              3,939             2,454
       Operations                                     1,936               1,077              4,102             1,783
       Engineering and development                    6,185               2,776             11,159             7,527
       Sales and marketing                            1,381                 951              2,606             1,610
       General and administrative                     3,819               2,245              6,792             3,517
       Depreciation and amortization                  2,446               1,071              4,692             2,094
       Amortization of intangible assets                 45                  --                 89                --
       Acquired in-process research &                    --                  --                 --                --
         development
                                                   --------            --------      -------------      ------------
         Total operating expenses                    17,880               9,548             33,379            18,985
                                                   --------            --------           --------          --------

Net operating loss                                  (17,823)             (9,543)           (33,259)          (18,980)
                                                   --------            --------           --------          --------

Other (income) expense, net:
     Equity in loss of investee                          --                (444)                --            (1,273)
     Interest income                                  2,317                 632              4,991             1,405
     Interest expense                                (8,387)               (958)           (16,408)           (1,703)
                                                   --------            --------           --------          --------

         Total other (income) expense, net           (6,070)               (770)           (11,417)           (1,571)
                                                   --------            --------           --------          --------

Net loss before extraordinary item                  (23,893)            (10,313)           (44,676)          (20,551)

Extraordinary item:
     Loss on early extinguishment of debt                --                  --                 --                --
                                                   --------            --------           --------          --------
Net loss                                           $(23,893)           $(10,313)          $(44,676)         $(20,551)

     Accretion of redeemable warrants                  (137)               (978)              (522)           (1,148)
                                                   --------            --------           --------          --------

Net loss attributable to common stockholders       $(24,030)           $(11,291)          $(45,198)         $(21,699)
                                                   ========            ========           ========          ========


Basic and diluted net loss per share:
     Loss before extraordinary item                   $1.40               $0.70              $2.65             $1.34
     Extraordinary loss-early extinguishment
     of debt                                             --                  --                 --                --
                                                   --------            --------           --------          --------


     Net loss per share                               $1.40               $0.70              $2.65             $1.34
                                                   ========            ========           ========          ========

Shares used in per share computation                 17,116              16,255             17,063            16,171
                                                   ========            ========           ========          ========

                                                         Period from
                                                         July 1, 1995
                                                         (Inception)
                                                             to
                                                      December 31, 1998
                                                      -----------------

Revenue                                                 $     202

Operating expenses:
   Programming                                             13,610
       Operations                                           9,984
       Engineering and development                         49,427
       Sales and marketing                                 11,021
       General and administrative                          20,499
       Depreciation and amortization                       10,875
       Amortization of intangible assets                      134
       Acquired in-process research &                      28,382
         development                                    ---------

       Total operating expenses                           143,932
                                                        ---------

Net operating loss                                       (143,730)
                                                        ---------

Other (income) expense, net:
     Equity in loss of investee                            (3,354)
     Interest income                                       11,098
     Interest expense                                     (34,123)
                                                        ---------

       Total other (income) expense, net                  (26,379)
                                                        ---------

Net loss before extraordinary item                       (170,109)

Extraordinary item:
     Loss on early extinguishment of debt                  10,676
                                                        ---------
Net loss                                                $(180,785)
                                                        ---------
     Accretion of redeemable warrants                      (1,377)
                                                        ---------

Net loss attributable to common stockholders            $(182,162)
                                                        =========


Basic and diluted net loss per share:
     Loss before extraordinary item                        $11.73
     Extraordinary loss-early extinguishment
      of debt                                                0.73
                                                        ---------


     Net loss per share                                    $12.46
                                                        =========

Shares used in per share computation                       14,626
                                                        =========

The accompanying notes are an integral part of these consolidated financial statements.

                           DIVA SYSTEMS CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                    Six Months Ended December 31,           Inception to date
                                                                   -------------------------------          ------------------
                                                                       1998               1997              December 31, 1998
                                                                   -------------      ------------          -----------------
Cash flows from operating activities
     Net loss                                                          $(44,676)         $(20,551)              $(180,785)
     Adjustments to reconcile net loss to net cash used in
          operating activities:

          Acquired in-process research and development                       --                --                  28,382
          Depreciation                                                    4,692             2,094                  10,875
          Amortization of intangible assets                                  89                --                     134
          Equity in loss of investee                                         --             1,273                   3,354
          Write off of fixed asset, net                                   1,161                --                   1,161
          Amortization of debt issuance costs and accretion
             of discount on notes payable                                16,404             1,870                  34,064
          Amortization of deferred stock compensation                       318                --                     318
          Issuance of stock for research and development                     --                --                     240
          Extraordinary loss                                                 --                --                  10,676
          Changes in operating assets and liabilities:
              Prepaid expenses and other current assets                    (432)             (354)                 (1,292)
              Accounts payable                                            1,376              (756)                  1,796
              Payable to related party                                       --               372                      --
              Other current liabilities                                    (396)               --                     904
                                                                       --------          --------               ---------

          Net cash used in operating activities                         (21,464)          (16,052)                (90,173)
                                                                       --------          --------               ---------

Cash flows from investing activities
     Purchases of property and equipment                                 (7,912)           (6,877)                (29,888)
     Deposits on property and equipment                                      (4)               --                  (6,611)
     Purchases of short-term investments                                (26,296)           (2,267)                (56,311)
     Cash acquired in business combination                                   --                --                     402
     Purchase of Norstar                                                     --                --                  (3,358)
     Restricted cash released                                                --             3,230                  18,230
                                                                       --------          --------               ---------

          Net cash used in investing activities                         (34,212)           (5,914)                (77,536)
                                                                       --------          --------               ---------

Cash flows from financing activities
     Issuance of preferred stock                                             --            45,980                  73,860
     Exercise of stock options                                              182               153                     565
     Issuance of common stock                                                --                --                      56
     Proceeds from notes payable, net of issuance costs                      --                --                 205,302
     Payments on notes payable                                              (10)               --                     (29)
                                                                       --------          --------               ---------

          Net cash provided by financing activities                         172            46,133                 279,754
                                                                       --------          --------               ---------

Net increase (decrease) in cash and cash equivalents                    (55,504)           24,167                 112,045

Cash and cash equivalents at beginning of period                        167,549               234                      --
                                                                       --------          --------               ---------

Cash and cash equivalents at end of period                             $112,045          $ 24,401               $ 112,045
                                                                       ========          ========               =========


      The accompanying notes are an integral part of these consolidated financial statements.

                           DIVA SYSTEMS CORPORATION
                         (A Development State Company)
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1-The Company And Basis Of Presentation

     DIVA Systems Corporation (the "Company"), a Delaware corporation, was formed in July 1995 to design, develop, and market a proprietary video-on-demand service for the cable television industry. The Company is in the development stage, and its primary activities to date have included performing research and development, licensing program content, manufacturing the necessary equipment, developing a service offering, establishing strategic alliances, deploying service trials and limited commercial launches with cable operators and raising capital.

     The interim unaudited financial statements as of December 31, 1998, and for the six months ended December 31, 1997 and 1998, and for the period from July 1, 1995 (inception) to December 31, 1998, have been prepared on substantially the same basis as the Company's audited financial statements and include all adjustments, consisting only of normal recurring accruals, that, in the opinion of management, are necessary for a fair presentation of the financial information set forth herein. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

     These interim unaudited financial statements should be read in conjunction with the Company's annual financial statements for the year ended June 30, 1998.


Note 2-Basis and Diluted Net Loss Per Share

     Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants and the weighted-average number of outstanding shares of common stock. Potentially dilutive securities, including options, warrants, restricted common stock, and preferred stock, have been excluded from the computation of diluted net loss per share because the effect of the inclusion would be antidilutive.


Note 3-Acquisition of SRTC

     On January 15, 1998, the Company and Sarnoff Real Time Corporation ("SRTC") executed an Agreement and Plan of Reorganization setting forth their agreement to merge SRTC into the Company, with the Company as the surviving corporation (the "SRTC Transaction"). On that date, the Company held approximately 40% of the outstanding capital stock of SRTC. In exchange for the remaining approximately 60% of the issued and outstanding stock of SRTC, the Company issued 3,277,539 shares of Series AA preferred stock valued at $6.50 per share. The fair value was determined by the Company's Board of Directors based on the most recent sales of preferred securities and the then current financial condition of the Company, as well as other business considerations. In addition, the Company reserved 276,792 shares of its Series AA preferred stock for issuance upon exercise of options assumed by the Company in the transaction. These options were valued at $1,744,000 using the Black-Scholes option pricing model and were included in the purchase price. Assumptions used were as follows: Expected life of 3 years; Volatility of 90%; Dividend yield of 0%; Risk-free rate of 5.62%. The Company also reserved 380,767 shares of its common stock for use in connection with the future issuance of options to SRTC employees. The purchase price of $23,049,000 is comprised of the fair value of the preferred stock issued ($21,305,000) and the fair value of options assumed ($1,744,000).

     The Company completed the SRTC Transaction in April 1998. The Company accounted for the merger as a purchase, and, accordingly, the operating results of SRTC have been included in the Company's consolidated financial statements since the date of acquisition. The Company initially allocated the purchase price based on an appraisal by an independent third party using the cost approach, which is the approach often used to value an early stage technology. The purchase price of $23,049,000 was allocated as follows: $2,886,000 to the fair value of acquired assets; $4,693,000 to assumed liabilities; $535,000 to assumed work force; and $24,321,000 to acquired in-process research and development. The acquired in-process research and development has not yet reached technological feasibility and has no future alternative use until it is further developed. The Company believes it will have to incur a significant amount of research and development to develop the in-process technology into a commercially viable product. There were no contingent payments, options, or commitments included in the purchase.

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SRTC had occurred as of the beginning of fiscal 1998:

                                                              Three months ended          Six months ended
(in thousands, except per share data)                          December 31, 1997          December 31, 1997
                                                              ------------------          -----------------
Net loss....................................................   $      37,390               $     48,878
Basic and diluted net loss per share........................   $        2.30               $       3.02

     The pro forma results include amortization of the assumed work force of $45,000 and $89,000 for the three months ended December 31, 1997 and the six months ended December 31, 1997, respectively. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion of the financial condition and results of operations of DIVA Systems Corporation ("DIVA" or the "Company") should be read in conjunction with the Company's Consolidated Interim Financial Statements for the six months ended December 31, 1998. This discussion contains forward-looking statements that involve risks and uncertainties, including but not limited to, certain assumptions regarding increases in customers, revenues and certain expenses. Forward-looking statements are identified with an asterisk (*) and reflect the Company's current expectations. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Actual results will differ and such differences may be material. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and in "-Factors Affecting Operating Results."

Overview

     DIVA provides a true video-on-demand ("VOD") service over the cable television infrastructure. The Company's VOD service offers immediate in-home access to a diverse and continuously available selection of hundreds of movies with VCR functionality (i.e., pause, play, fast forward and rewind) and high quality digital picture and sound. DIVA's proprietary technology is designed to provide an economically viable turnkey digital VOD system that offers movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with greater convenience and functionality.

     The Company was founded July 1, 1995 and is still in the development stage. Since inception, the Company has devoted substantially all of its resources to developing its VOD system, establishing strategic relationships, negotiating deployment agreements, carrying out initial marketing activities and establishing the operations necessary to support the commercial launch of the Company's VOD service. Through December 31, 1998, the Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow, primarily due to the engineering and development and start-up costs required to develop its VOD service. Since inception through December 31, 1998, the Company had an accumulated deficit of $180.8 million. The Company currently intends to increase its operating expenses and its capital expenditures in order to continue to deploy, develop and market its VOD service.* As a result, the Company expects to incur substantial additional net losses and negative cash flow for at least the next several years.*

Results of Operations

     Since its inception, the Company has engaged principally in technology development and activities related to the startup of business operations. Accordingly, the Company's historical revenues and expenditures are not necessarily indicative of, and should not be relied upon as an indicator of, revenues that may be attained or expenditures that may be incurred by the Company in future periods.

Revenues

     Revenues consist of per-movie viewing fees, monthly service fees and the sale of monthly subscription packages. The majority of revenues consists of per-movie viewing fees paid by customers to view movies on demand. The Company initiated the commercial launch of its VOD service on September 29, 1997. As of December 31, 1998, the Company's VOD service was deployed commercially at four multiple system operator ("MSO") locations. Revenue for the six months ended December 31, 1997 and 1998 was $5,000 and $120,000, respectively.

     DIVA realizes monthly revenue pursuant to long-term revenue sharing agreements with MSOs. Generally, the timing and extent of deployment under each agreement is conditioned on a successful initial deployment phase, followed by a staged rollout in the applicable MSO system based on an agreed upon schedule. DIVA incurs the capital expenditures necessary to deploy its VOD system a substantial period of time prior to realizing any significant revenue.

     The Company recognizes revenues under its MSO agreements only when its VOD system is successfully integrated and operating and customer billing commences. Accordingly, the recognition of revenues will lag the announcement of a new cable operator agreement by at least the time necessary to install the service and to achieve meaningful penetration and movie buy rates. In addition, the Company believes the extent and timing of such revenues may fluctuate based on a number of factors including the success and timing of deployment and the Company's success in obtaining and retaining customers. Revenues are expected to increase as the Company successfully deploys additional VOD systems and achieves higher DIVA customer penetration.* The Company has a limited number of customers and does not expect this number to increase substantially until the Company deploys its VOD service utilizing industry standard set-top boxes.*

Operating Expenses

     Programming expense. Programming expense includes license fees payable to content providers, costs for the acquisition and production of digitally encoded programming content (i.e. movies, videos, previews, promotions, etc.) and content duplication and distribution expenses. Programming expense was $1.4 million and $2.1 million for the three months ended December 31, 1997 and 1998, respectively, and $2.5 million and $3.9 million for the six months ended December 31, 1997 and 1998, respectively. The increase in programming expenses was primarily attributable to the Company's recent multiple commercial deployments and an increase in the overall volume of programming content in the Company's library as well as increased personnel costs in the area of program acquisition and program production services. To date, license fees payable to content providers have been minimal.

     Operations expense. Operations expense includes the cost of field operations, both for initial launches and for the ongoing operations of the Company's VOD service. These costs include technical support, customer service training and support, maintenance costs for headend equipment and other field support costs. In addition, operations expense includes personnel and other costs which support the Company's ongoing manufacturing relationships with third-party manufacturers for the Company's Sarnoff Server, DIVA converter units ("DCUs") and other related hardware. Operations expense was $1.1 million and $1.9 million for the three months ended December 31, 1997 and 1998, respectively. Operations expense was $1.8 million and $4.1 million for the six months ended December 31, 1997 and 1998, respectively. The increase in operations expense is primarily attributable to increased costs, including significant increases in personnel, to support the Company's existing and future commercial deployments and to increased manufacturing support costs, primarily in connection with manufacturing DCUs.

     Engineering and Development Expense. Engineering and development expense consists of salaries, consulting fees and other costs to support product development, prototype hardware costs, ongoing system software and integration and new services technology. To date, the most substantial portion of the Company's operating expenses has been engineering and development expense. Engineering and development expense was $2.8 million and $ 6.2 million for the three months ended December 31, 1997 and December 31, 1998, respectively, and $7.5 million and $11.2 million for the six months ended December 31, 1997 and 1998, respectively. Included in engineering and development expense for the six months ended December 31, 1997 was approximately $2.8 million in one-time prototype set-top box costs related to costs for materials and components incurred by a third-party manufacturer which were expensed because the Company has no future alternative use for the components. There was no comparable expense for the six months ended December 31, 1998. The increase in engineering and development expense between the six months ended December 31, 1997 and December 31, 1998, net of the aforementioned one-time prototype costs, was primarily due to the hiring of additional engineering personnel in connection with the Company's further development and refinement of its VOD service technology, including activities directed toward reducing the cost of its technology. In addition, the Company has dedicated significant engineering and development resources toward the integration of its VOD technology with various industry adopted two-way digital platforms, including digital set-top boxes. Included in engineering and development expense for the six months ended December 31, 1998 was $3.0 million attributable to the Company's SRTD division and $1.2 million in server prototype expenses. (The SRTD division was created as result of the Company's acquisition of SRTC on April 1, 1998. The SRTD division is responsible for the development and manufacture of the Company's VOD server.) There were no comparable expenses for the six months ending December 31, 1997. The Company intends to increase engineering and development expenses to fund continued development and enhancements of its VOD service.* The Company believes significant investments in engineering and development will be necessary to remain competitive and to respond to market pressures.

     Sales and Marketing Expense. Sales and marketing expense consists of the costs of marketing DIVA's VOD system to MSOs and their customers, and include business development and marketing personnel, travel expenses, trade shows, consulting fees and promotional costs. In addition, sales and marketing expense includes costs related to acquiring customers, such as telemarketing, direct mailings, targeted advertising and promotional campaigns. Sales and marketing expense was $951,000 and $1.4 million for the three months ended December 31, 1997 and 1998, respectively. Sales and marketing expense was $1.6 million and $2.6 million for the six months ended December 31, 1997 and 1998, respectively. The increase in sales and marketing expense was primarily the result of expanded business development activity, increased promotional and product awareness expenditures and increased consumer marketing and branding expenses in connection with the Company's existing commercial deployments. The Company expects sales and marketing expense to continue to increase as the Company pursues and enters into new agreements.*

     General and Administrative Expense. General and administrative expense consists primarily of salaries and related expenses of management and administrative personnel, professional fees and general corporate and administrative expenses. General and administrative expense covers a broad range of the Company's infrastructure including corporate functions such as executive administration, finance, legal, human resources and facilities. In addition, general and administrative expense includes costs associated with the development, support and growth of the Company's complex information system infrastructure.

     General and administrative expense was $2.2 million and $3.8 million for the three months ended December 31, 1997 and 1998, respectively. General and administrative expense was $3.5 million and $6.8 million for the six months ended December 31, 1997 and 1998, respectively. The increase in general and administrative expense was primarily the result of increased personnel necessary to support the growth of the Company in all phases of its operations, including existing and future commercial deployments. General and administrative expenses are expected to increase due to the addition of personnel required to support expansion of the Company's business operations.*

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, including Sarnoff Servers and other headend hardware. Generally, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense was $1.1 million and $2.4 million for the three months ended December 31, 1997 and 1998, respectively, and $2.1 million and $4.7 million for the six months ended December 31, 1997 and 1998, respectively. The increase is primarily due to the increased number of servers and related hardware operating commercially at MSO headends for the Company's VOD service. Depreciation and amortization expenses are expected to continue to increase substantially due to planned expenditures for capital equipment and other capital costs associated with the deployment and expansion of the Company's business.*

     Amortization of Intangible Assets. Amortization of intangible assets represents the amortization expense related to the intangible assets, consisting of the assumed and assembled workforce, which were recorded as a result of the Company's acquisition of SRTC on April 1, 1998. Intangible assets are amortized on a straight-line basis over three years. Amortization of intangible assets was $89,000 for the six months ended December 31, 1998. There was no comparable expense for the six months ended December 31, 1997.

Other Income and Expense

     Other income and expense primarily consists of interest income and interest expense. Interest income consists of earnings on cash, cash equivalents and short-term investments. Interest income was $632,000 and $2.3 million for the three months ended December 31, 1997 and 1998, respectively and $1.4 million and $5.0 million for the six months ended December 31, 1997 and

1998, respectively. The increase in interest income is the result of increased cash and cash equivalents balances, which are invested in short-term interest bearing accounts, and an increase in short-term investments over the comparable prior period. Interest expense consists of accreted interest on the Company's indebtedness. Interest expense increased substantially from $958,000 for the three months ended December 31, 1997 to $8.4 million for the three months ended December 31, 1998. Interest expense increased from $1.7 million for the six months ended December 31, 1997 to $16.4 million for the six months ended December 31, 1998. The increase in interest expense was due to the significant increase in the Company's debt as a result of the offering of the Company's 12-5/8% Senior Discount Notes due 2008 (the "1998 Notes") which was completed on February 19, 1998. The 1998 Notes were issued at a substantial discount from their aggregate principal amount at maturity of $463.0 million. Although cash interest is not payable on the 1998 Notes prior to September 1, 2003, the Company's interest expense includes the accretion of such interest expense. The carrying amount of the 1998 Notes will accrete to its face value by March 1, 2003. Beginning September 1, 2003, cash interest will be payable on the notes semi-annually in arrears on each March 1/st/ and September 1/st/ at the rate of 12 5/8% per annum.

Liquidity and Capital Resources

     From inception through December 31, 1998, the Company has financed its operations primarily through the gross proceeds of private placements totaling approximately $76.3 million of equity and $250.0 million of high yield debt securities, net of repayments. As of December 31, 1998, the Company had cash and cash equivalents and short-term investments totaling $168.4 million.

     In May 1996, the Company received $25.0 million in gross proceeds from the sale of 47,000 units, consisting of subordinated discount notes due 2006 (the "1996 Notes") with an aggregate principal amount at maturity of $47.0 million and warrants to purchase an aggregate of 1,898,800 shares of common stock. Aggregate proceeds of $285,000 were attributed to these warrants. In connection with the new offering of units described below, the Company subsequently retired all of the 1996 Notes in a debt exchange.

     In July and August 1996, the Company completed the sale of Series C Preferred Stock for approximately $25.9 million in gross proceeds.

     In August and September 1997, the Company completed the sale of Series D Preferred Stock for approximately $47.4 million in gross proceeds.

     On February 19, 1998, the Company received $250.0 million in gross proceeds from an offering of 463,000 units consisting of the 1998 Notes with an aggregate principal amount at maturity of $463.0 million and warrants to purchase an aggregate of 2,778,000 shares of common stock. Of these units, a total of 404,998 units were offered for sale and an additional 58,002 units were exchanged for all the 1996 Notes. Each unit consists of one 1998 Note and three warrants, each to purchase two shares of the Company's common stock at $0.005 per share. The 1998 Notes are senior unsecured indebtedness of the Company and rank pari passu with any future unsubordinated unsecured indebtedness. The 1998 Notes will be senior to any future subordinated indebtedness of the Company, but effectively will be subordinated to any secured indebtedness of the Company.

     The 1998 Notes were issued at a substantial discount from their aggregate principal amount at maturity of $463.0 million. Although cash interest is not payable on the 1998 Notes prior to September 1, 2003, the Company's interest expense includes the accretion of such interest expense and the carrying amount of the 1998 Notes will accrete to face value by March 1, 2003. Beginning September 1, 2003, cash interest will be payable on the notes semi-annually in arrears on each March 1 and September 1 at the rate of 12 5/8% per annum. There are no principal payments due on the 1998 Notes prior to maturity on March 1, 2008.

     The gross proceeds to the Company from the issuance of the 1998 Notes were approximately $250.0 million. In connection with the offering, the Company recorded approximately $18.1 million in additional paid-in capital representing the fair value of the warrants calculated using the Black-Scholes option pricing model. In addition, the Company recorded an extraordinary loss of approximately $10.7 million resulting from the early extinguishment of the 1996 Notes. The net proceeds from the offering of the 1998 Notes were approximately $200.0 million, after deducting placement fees and other offering costs and the early extinguishment of the 1996 Notes.

     In connection with the SRTC Transaction, $24.3 million of the purchase price was allocated to acquired in-process research and development. At this time, there have been no changes in assumptions used in the valuation of the acquired in-process research and development. For the six-month period and three-month period ended December 31, 1998, the Company has spent approximately $5.5 million and $2.8 million, respectively, on further server development.

     The Company expects to incur significant capital expenditures and operating expenses in the future.* Capital expenditures include the Sarnoff Servers and related headend equipment, and general capital expenditures associated with the anticipated growth of the Company. The amount of capital expenditures will, in part, be driven by the rate at which cable operators introduce the Company's VOD service and the rate at which customers subscribe to the VOD service. In addition to capital expenditures, the Company anticipates expending a significant portion of its resources for sales and marketing, continued development and enhancement of existing technology, development of new consumer services and other expenses associated with the delivery of the Company's VOD service to customers.* Actual capital requirements may vary from expectations and will depend on numerous future factors and conditions, many of which are outside of the Company's control, including, but not limited to (i) the ability of the Company to meet its development and deployment schedules; (ii) the accuracy of the Company's assumptions regarding the rate and extent of commercial deployment and market acceptance by cable operators and customers;
(iii) the extent that cable operators choose to deploy industry standard, DIVA-compatible set-top boxes; (iv) the number of customers choosing DIVA's VOD service and their buying patterns; (v) the nature and penetration of new services to be offered by the Company; (vi) unanticipated costs; and (vii) the need to respond to competitive pressures and technological changes. The Company believes that its cash, cash equivalents and short-term investments at December 31, 1998 will be sufficient to satisfy the Company's liquidity at least through the end of its fiscal year.* Thereafter, the Company will need to raise significant additional funds to support its operations. However, the Company may need to raise additional funds earlier if its estimates of working capital and/or capital expenditure requirements change or prove to be inaccurate. The Company may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. The Company has no present commitments or arrangements assuring it of any future equity or debt financing, and there can be no assurance that the Company will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that the

Company is unable to obtain such additional capital, the Company will be required to delay the expansion of its business or take other actions that could have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness. To the extent the Company raises additional cash by issuing equity securities, existing stockholders of the Company will be diluted.

Financial Market Risks

  The Company is exposed to financial market risks, including changes in interest rates and marketable equity security prices. The Company typically does not attempt to reduce or eliminate its market exposures on its investment securities because the majority of the Company's investments are short-term.

  The fair value of the company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio.

  All of the potential changes noted above are based on sensitivity analysis performed on the Company's balances as of June 30, 1998.

Year 2000 Compliance

  Many computer systems and software and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software ("IT Systems") and other property and equipment not directly associated with information and billing systems ("Non-IT Systems"), such as phones, other office equipment used by many companies, including the Company and MSOs, may need to be upgraded, repaired or replaced to comply with such "Year 2000" requirements.

  The Company has conducted an internal review of most of its internal corporate headquarters IT Systems, including finance, human resources, Intranet applications and payroll systems. DIVA has contacted most of the vendors of its internal corporate headquarters IT Systems to determine potential exposure to Year 2000 issues and has obtained certificates from such vendors assuring Year 2000 compliance. Although the Company has determined that most of its principal internal corporate headquarters IT Systems are Year 2000 compliant, certain of such internal systems, including its Windows NT operating system and internal networking systems is not Year 2000 compliant or has not been evaluated by the Company. In addition, the Company has tested and analyzed its proprietary VOD hardware and software for Year 2000 compliance. As a result of such testing and analysis, the Company has verified that it does not expect to encounter Year 2000 compliance issues with respect to such proprietary VOD hardware and software. To date, costs to the Company of Year 2000 compliance related to its proprietary VOD hardware and software have been included with the Company's overall engineering and development activities as a component of the overall design of the Company's VOD service. Such costs have not been material to the Company's financial position or results of operations.

     The Company has appointed a task force (the "Task Force") to oversee Year 2000 issues. The Task Force is expected to review all IT Systems and Non-IT Systems that have not been determined to be Year 2000 compliant and will attempt to identify and implement solutions to ensure such compliance.* To date, the Company has spent an immaterial amount to remediate its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be immaterial.* These estimates were derived utilizing numerous assumptions, including the assumption that it has already identified its most significant Year 2000 issues and that the plans of its third-party suppliers and MSOs which currently deploy the Company's VOD service will be fulfilled in a timely manner without cost to the Company. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated.

     The Company has been informed by most of its suppliers and MSOs that currently deploy its VOD service that such suppliers and MSOs will be Year 2000 compliant by the Year 2000. The Company has been informed that the companies that perform billing services for MSOs may not be fully Year 2000 compliant. The Company understands that these companies have devoted resources to becoming Year 2000 compliant. Any failure of these third parties systems to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     The Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers.

     Failure to provide Year 2000 compliant business solutions to MSOs or to receive such business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company could be affected through disruptions in the operation of the enterprises with which it interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on its business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness. The Company has not developed a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000, but expects the Task Force to develop such a plan.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. It does not, however, require a specific format, but requires the Company to display an amount representing total comprehensive income for the period in its consolidated financial statements. For all periods presented, comprehensive loss equals net loss.

     The FASB also recently issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company has determined that it does not have any separately reportable business segments.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its consolidated financial statements.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP 98-5 will have a material impact on its consolidated financial statements.

Factors Affecting Operating Results

     Substantial Leverage; Ability to Service Indebtedness; Restrictive
Covenants

     As a result of the issuance of the 1998 Notes, the Company is highly leveraged. As of December 31, 1998, the Company had total debt of approximately $258.7 million, accreting to $463.0 million in 2003. The Company believes its existing cash and cash equivalents will be sufficient to meet its cash requirements at least through the end of its fiscal year.* Thereafter, the Company will require substantial additional indebtedness primarily to fund operating deficits and to finance the continued development and enhancement of its VOD system and to fund capital expenditures in connection with commercial deployment of its system. See "-- Substantial Future Capital Requirements." As a result, the Company expects that it will continue to have substantial indebtedness.* The degree to which the Company is leveraged could have important consequences to the holders of the 1998 Notes, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, system deployments, development and enhancement of its VOD system, capital expenditures, acquisitions and other general corporate purposes may be materially limited or impaired; (ii) the Company's cash flow, if any, will not be available for the Company's business because a substantial portion of the Company's cash flow must be dedicated to the payment of principal and interest on its indebtedness; (iii) the terms of future permitted indebtedness may limit the Company's ability to redeem the 1998 Notes in the event of a Change of Control (as defined); and (iv) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

     The ability of the Company to make scheduled debt service payments (including with respect to the 1998 Notes) will depend upon the Company's ability to achieve significant and sustained growth in its cash from operations and to complete necessary additional financings. The Company's ability to generate sufficient cash from operations is dependent upon, among other things, the market acceptance and customer demand for its VOD service, the Company's ability to successfully continue the development and enhancement of its system including the Sarnoff Server, set-top box and network, including compatibility with evolving industry standards as they are defined, the future operating performance of the Company, integration of its digital platform with those provided by major cable industry suppliers, the Company's ability to obtain long-term contracts with MSOs and the rate of and success of commercial deployment of its VOD system. The Company expects that it will continue to generate operating losses and negative cash flow for at least the next several years.* No assurance can be given that the Company will be successful in achieving and maintaining a level of cash from operations sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness. If the Company is unable to generate sufficient cash from operations to service its indebtedness, it may have to forego or delay development and enhancement of its VOD system and service, reduce or delay system deployments, restructure or refinance its indebtedness or seek additional equity capital or debt financing. There can be no assurance that (i) any such strategy could be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the 1998 Notes. Any failure by the Company to satisfy its obligations with respect to the 1998 Notes or any other indebtedness could result in a default under the Indenture and could cause a default under agreements governing other indebtedness of the Company. In the event of such a default, the holders of such indebtedness would have enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against the Company. Absent a certain level of successful commercial deployment of its VOD service, ongoing technical development and enhancement of its VOD system and significant growth of its cash flow, the Company will not be able to service its indebtedness.

     The indenture governing the 1998 Notes (the "Indenture") imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions will affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make investments, make dividend payments and other distributions on capital stock and redeem capital stock. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. However, the limitations in the Indenture will be subject to a number of important qualifications and exceptions. In particular, while the Indenture will restrict the Company's ability to incur indebtedness by requiring that specified leverage ratios are met, it will permit the Company and its subsidiaries to incur substantial indebtedness (which may be secured indebtedness), without regard to such ratios, to finance the acquisition of equipment, inventory or network assets or to finance or support working capital and capital expenditures for its business.

     Substantial Future Capital Requirements

     The Company will require substantial additional funds for the continued development and commercial deployment of its VOD service. As of December 31, 1998, the Company had approximately $168.4 million in cash, cash equivalents and short-term investments. From inception until December 31, 1998, the Company had an accumulated deficit of $180.8 million. The Company has made and expects to continue to make significant investments in working capital and capital expenditures in order to continue required development activities, continue to commercially deploy its VOD service and fund operations until such time, if at all, as the Company begins to generate positive cash flows from operations.* The Company expects that its cash flow from operating and investing activities will be increasingly negative over at least the next several years.* The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its working capital and capital expenditure requirements at least through the end of its fiscal year.* Thereafter, the Company will need to raise significant additional funds to support its operations. However, the Company may need to raise additional funds earlier if its estimates of working capital and/or capital expenditure requirements change or prove to be inaccurate. The Company may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Actual capital requirements may vary from expectations and will depend on numerous future factors and conditions, many of which are outside of the Company's control, including, but not limited to (i) the ability of the Company to meet its development and deployment schedules; (ii) the accuracy of the Company's assumptions regarding the rate and extent of commercial deployment and market acceptance by cable operators and customers; (iii) the extent that cable operators choose to deploy DIVA Converter Units ("DCUs") as opposed to set-top boxes manufactured by cable industry suppliers that are DIVA-compatible; (iv) the number of customers choosing the Company's VOD service and their buying patterns; (v) the nature and penetration of new services to be offered by the Company; (vi) unanticipated costs; and (vii) the need to respond to competitive pressures and technological changes. The Company has no present commitments or arrangements assuring it of any future equity or debt financing, and there can be no assurance that the Company will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that the Company is unable to obtain such additional capital, the Company will be required to delay the expansion of its business or take other actions that could have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Development Stage Company; Limited Revenues; History of Losses

     The Company is a development stage company with limited commercial operating history, having commercially deployed its VOD service on a limited basis beginning in September 1997. The Company has incurred substantial net losses in the period since inception through December 31, 1998 of approximately $180.8 million. The Company expects to continue to incur substantial losses and experience substantial negative cash flow for at least the next several years as it continues to develop and deploy its VOD service.* The Company's limited operating history makes the prediction of future operating results difficult or impossible. Through December 31, 1998, the

Company recognized revenues of approximately $202,000. The Company does not expect to generate any substantial revenues unless and until its VOD service is deployed at a significant number of additional headend locations and it has a substantial number of customers.*

     The Company's prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. The Company's future success depends in part on its ability to accomplish a number of objectives, including, but not limited to (i) further technical development of and reduction of the cost of manufacturing the Sarnoff Server and other system components and modification of the service software for future advances, (ii) modification of its headend equipment and of headend equipment provided by cable industry suppliers and further integration of all such headend equipment and related systems in order to achieve cost reductions and reduce physical space requirements for widespread VOD deployment in a large number of headends, (iii) continued scaling of the entire end-to-end system and its implementation for use with larger numbers of customers and an increased number of movie titles, (iv) further development of the Sarnoff Server required for large-scale deployment of its VOD service and for other interactive and digital applications, (v) continued integration of its digital platform with two-way digital platforms developed and to be developed by cable industry equipment suppliers, including set-top boxes and headend equipment, (vi) integrating its digital platform or software with other digital applications and services selected by the cable operator, including joint or coordinated integration of set-top box and headend components and software provided by the Company and cable industry equipment suppliers to enable such other digital applications, (vii) designing and accessing content packages and service offerings that will attract ongoing consumer demand for the Company's VOD service on competitive economic terms, (viii) enhancement of its system to offer additional services, including music videos and time-shifting, (ix) completion of initial deployments with acceptable system performance and consumer acceptance, (x) integrating DIVA's VOD service with other digital services that cable operators may offer, (xi) entering into long-term service contracts on acceptable terms with MSOs and (xii) raising significant additional debt and/or equity financing to fund the Company's cash requirements.


     Uncertainty of Future Revenues; Fluctuating Operating Results

     As a result of the Company's limited operating history and the emerging nature of the market in which it competes, the Company is unable to accurately forecast its revenues. The Company does not have historical financial data for a significant number of periods on which to base planned operating expenses and plans its operating expenses based on anticipated deployments, which require significant investments before any revenues are generated. If deployments in a particular period do not meet expectations, it is likely that the Company will not be able to adjust significantly its level of expenditures for such period, which could have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness. The Company expects to incur significant operating expenses in order to continue development activities, secure initial deployments, continue to commercially deploy its VOD service and expand its operations.* The cost of deployments is highly variable and will depend upon a wide variety of factors, including the cable system architecture, the size of the service area served by a single Sarnoff Server, local labor rates and other economic factors. In particular, the Company must install Sarnoff Servers at a headend in advance of generating any significant revenues from customers served by such headend. To the extent that expenses are not subsequently followed by increased revenues, the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness would be materially adversely affected.

     The timing and amount of future revenues will depend in large part upon the Company's ability to obtain long-term contracts with cable companies and the successful deployment of its VOD service pursuant to such agreements. New deployment agreements are expected to be secured on an irregular basis, if at all, and there may be prolonged periods of time during which the Company does not enter into new agreements or expanded arrangements. Furthermore, actual deployments under such agreements are expected to occur at irregular intervals, and the Company will have little control over when such deployments will occur, which will make revenues difficult to forecast. Factors that may affect the Company's operating results included, but are not limited to: (i) the Company's success in obtaining and retaining customers and the rate of customer churn,
(ii) customers' usage of the Company's VOD service and their buying patterns,
(iii) the rate of growth in customers, (iv) the cost of continued development of the VOD system and other costs relating to the expansion of operations, (v) pricing changes by the Company and its competitors, (vi) prices charged by and the timing of payments to suppliers, (vii) the mix of the Company's service offerings sold, (viii) the timing of payments from cable operators, (ix) the introduction of new service offerings by the Company's competitors, (x) the evolution of alternative forms of in-home entertainment systems, (xi) economic conditions in the cable television industry, (xii) the market for home video entertainment services and (xiii) general economic conditions. Any one of these factors, most of which are outside of the Company's control, could cause the Company's operating results to fluctuate significantly in the future. In response to a changing competitive environment and in order to respond to local viewing patterns, the Company may choose or may be required from time to time to make certain pricing, service or marketing decisions or enter into strategic alliances or investments or be required to develop upgrades or enhancements to its system that could have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Due to the foregoing factors, the Company's revenues and operating results are difficult to forecast. The Company believes that its quarterly revenues, expenses and operating results will vary significantly in the future and that period-to-period comparisons are not meaningful and are not indicative of future performance. As a result of the foregoing factors, it is likely that in some future quarters or years the Company's operating results will fall below the expectations of securities analysts or investors, which would have a material adverse effect on the trading price of the 1998 Notes.

     Dependence on Cable Operator Participation; Unproven Business Model

     The Company's future success depends in large part on its ability to sign long-term service contracts with cable operators to deploy its VOD service. The Company's ability to enter into long-term commitments will depend upon, among other things, successful commercial deployment of the Company's fully-integrated VOD system and the Company's ability to demonstrate that its VOD service is reliable and more attractive to customers than alternative entertainment services such as PPV and NVOD. To date, the Company has entered into long-term contracts with Lenfest and Chambers and contingent contracts, subject to significant conditions, with Adelphia, Cablevision and Rifkin. The Company is in discussions with various other cable operators regarding its VOD service. There can be no assurance that the Company will be able to enter into definitive agreements with any of these or any other cable operators or that the ongoing viability of its VOD service will be successfully demonstrated. If cable operators are not persuaded to deploy the Company's VOD service, there can be no assurance that the Company's VOD system can be modified and successfully marketed to other potential video providers, and such modifications would require additional time and capital if pursued.

     The Company must negotiate separate agreements with each cable operator. The Company's business model is significantly different from those commonly employed in the cable television industry and is based on assumptions regarding consumer acceptance and buying patterns that are as yet unproven. Cable operators generally enter into service agreements on a wholesale basis and own, install and fund all customer and headend equipment. By contrast, the Company owns, installs and funds all headend hardware and software components of its VOD service and intends to generate earnings through long-term, revenue sharing agreements with MSOs, involving "per view" and other content prices set by the Company. Certain MSOs may desire to own the headend equipment and license the related software components of the VOD system or to determine the type, number or pricing of product offerings contained in the VOD service. The Company believes that it may not be able to do business at all with such MSOs unless it alters its business model. Even if MSOs generally accept the equipment/software ownership and price setting concepts of the Company's existing business model, different pricing models or revenue sharing concepts may be required in order to establish business relationships with some MSOs. It is likely that MSOs will find it difficult to determine the net effect on revenue of either adding the Company's service to their product mix, or replacing elements of their service offerings with the Company's VOD service. The Company's VOD service may provide lower margins than competitive services such as NVOD and may also be viewed as cannibalizing existing MSO offerings. Consequently, until the economics of DIVA's business model are proven, cable operators may be reluctant to broadly deploy its VOD service in their systems or may be unwilling to deploy it at all. There can be no assurance that the Company will be able to successfully alter its business model, that such an alteration would not produce a material adverse change to the economics of its business model or that cable operators will be willing to deploy the Company's VOD service on these or any other terms. VOD is a new market, and the Company's VOD service is only one possible means available to cable operators for providing movies in the home. Further, consumer acceptance of the Company's VOD service and the intensity of subscriber buying behavior are not established. See "-- Dependence on Single Service; Acceptance by Subscribers." There can be no assurance of broad consumer acceptance of the Company's service or that those consumers that do utilize the VOD service will do so with a frequency and at prices that will not materially affect the Company's business, operating results and financial condition and its ability to generate sufficient cash flow to meet its obligations. Although the Company believes that it has an economically viable turnkey solution, there can be no assurance that the Company will be successful in achieving wider adoption of its VOD service by the cable industry or that it will be able to attract and retain customers on economic terms that do not materially adversely affect its ability to generate cash flow. The inability of the Company to enter into definitive agreements with cable operators or the lack of acceptance of its VOD service by cable operators and their subscribers would have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Long-Term Cable Operator Agreements Dependent on Initial Commercial Deployment

     The Company's agreements with each of Adelphia, Cablevision and Rifkin are conditioned upon the successful completion of an initial commercial deployment phase, which is designed to allow both parties to verify the business viability of the Company's VOD service, in accordance with certain criteria set forth in the agreements. The Company is currently in the limited commercial deployment phase with each of these cable operators. Following the initial commercial deployment phase, if any such cable operator is satisfied that the Company's VOD service meets its business and operational expectations, the Company will continue and expand the existing deployment and commence further commercial deployment in certain of such cable operators' systems or other cable systems on an agreed-to schedule. If the Company's VOD service does not demonstrate business viability or if the cable operator otherwise determines that such service does not meet its business or operational expectations, none of Adelphia, Cablevision nor Rifkin is obligated to deploy the Company's VOD service. There can be no assurance that the Company will successfully complete its initial commercial deployment phases or that its VOD system and service will be deployed beyond the initial phases in any such cable operator's systems. In the event the Company fails to successfully complete initial commercial deployment in any such cable operator's systems in accordance with the contracts, the Company will be unable to generate any cash flow from such systems and other prospective cable companies may be reluctant to enter into long-term commitments with the Company due to concerns about the viability of its VOD system. The Company's long-term Lenfest contract follows the completion of an initial commercial deployment phase, and the Company's long-term Chambers contract is not contingent upon the successful completion of an initial commercial deployment phase. The Company expects that contracts with some MSOs in the future will require such a contingency.*

     Limited Commercial Deployments to Date

     The Company has commercially deployed its VOD service in a single headend location in cable systems owned by Lenfest, Adelphia, Cablevision and Rifkin. Prior to launch of the service to commercial subscribers, the Company (i) installed a Sarnoff Server at each headend location with associated control and management systems; (ii) installed DCUs in an agreed-to number of homes and business locations and delivered the Company's VOD service without charge to such locations; and (iii) completed technical testing designed to stress both the MSO's two-way HFC plant and the Company's system and VOD service. During these periods, the Company experienced delays due to set-top box development, two-way cable plant readiness, and integration and related stability testing of the Company's and the cable operator's operating platforms and systems. The Company experienced both fewer causes of delay and delays of more limited duration with each successive installation. While the Company anticipates continued reduction in the duration of these periods that precede commercial deployments,* there can be no assurance that the Company will not experience other delays in the testing, rollout or delivery of its VOD service, that the Company will not experience periods of increased delay in testing, rollout and delivery as it migrates its total end-to-end digital platform to one integrated with third party set top boxes and headend equipment, or that the Company's VOD service can be delivered on the scale anticipated by the Company. The existing commercial deployments, unless expanded in scope, will not serve more than a limited number of customers. Until the Company is able to deploy on a large scale in one cable system, the scalability of the Company's VOD system will remain unproven. Further, there can be no assurance that unforeseen problems will not develop as the Company evolves its technology, products and services, or that the Company will be successful in the continued development, cost reduction, integration and commercial implementation of its technology, products and services on a wide scale.

     Dependence on Single Service; Acceptance by Subscribers

     The Company expects to derive a substantial portion of its future revenues from providing its VOD service to cable operators and their subscribers.* The Company's future financial performance will depend on the successful introduction and broad customer acceptance of its VOD service, as to which there can be no assurance. Numerous factors could have a material adverse effect on the level of consumer acceptance, including, but not limited to, the degree of consumer sensitivity to (i) the price of the service, (ii) the number and type of product offerings contained in the service and (iii) the availability, functions and cost of a single set-top box that both enables the Company's VOD service and replaces the customer's existing set-top box. Since there is no existing market for true VOD service, there can be no assurance that an acceptable level of consumer demand will be achieved. If sufficient demand for the Company's VOD service does not develop due to lack of market acceptance, technological change, competition or other factors, the Company's business, operating results and financial condition and its ability to generate sufficient cash flow to service its indebtedness would be materially adversely affected.

     Risks Associated with Anticipated Growth

     The Company intends to aggressively expand its operations.* The growth in size and scale of the Company's business has placed and is expected to continue to place significant demands on its management, operating, development, third party manufacturing and financial resources. The Company's ability to manage growth effectively will require continued implementation of and improvements to its operating, manufacturing, development and financial systems and will require the Company to expand and continue to train and manage its employee base. These demands likely will require the addition of new management personnel and the development of additional expertise by existing management personnel. Although the Company believes that it has made adequate allowances for the costs and risks associated with future growth, there can be no assurance that the Company's systems, procedures or controls or financial resources will be adequate to support the Company's operations or that management will be able to keep pace with such growth. If the Company is unable to manage its growth effectively, the Company's business, operating results, financial condition and ability to achieve sufficient cash flow to service its indebtedness will be materially adversely affected.

     Dependence on Advanced Cable Distribution Networks

     The Company's VOD service requires deployment on cable systems upgraded to HFC architecture linking headends with nodes serving not more than 2,000 homes, with the return path from the customer to the headend activated to enable two-way operation. According to the Cablevision Blue Book, approximately 60% of the total U.S. homes passed by cable had been upgraded to HFC architecture with return path capability at the end of 1997, and only a limited portion of the upgraded plant is currently activated for two-way transmission. A number of cable operators have announced and begun to implement major infrastructure investments to deploy two-way capable HFC systems which require significant financial, managerial, operating and other resources. HFC upgrades have been, and likely will continue to be, subject to delay or cancellation. In addition, the Company believes that the widespread deployment of VOD services will not occur until MSOs decide to deploy digital services through this upgraded plant and invest in new digital set-top boxes. There can be no assurance that these or any other cable operators will continue to upgrade their cable plant or that sufficient, suitable cable plant will be available in the future to support the Company's VOD service. The failure of cable operators to complete planned upgrades in a timely and satisfactory manner, or at all, and the lack of suitable cable plant to support the Company's VOD service would have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness. In addition, the Company will be highly dependent on cable operators to continue to maintain their cable infrastructure in such a manner that the Company will be able to provide consistently high performance and reliable service. Therefore, the future success and growth of the Company's business will also be subject to economic and other factors affecting the ability of cable operators to finance substantial capital expenditures to maintain and upgrade the cable infrastructure.

     Risk of Technological Change and New Product Development

     Rapid technological developments are expected to occur in the home video entertainment industry. As a result, the Company has modified and expects to continue to modify its research and development plan.* Such modifications, including those related to the set-top box, have resulted in delays and increased costs. Furthermore, the Company expects that it will be required to continue to enhance its current VOD service and develop and introduce increased functionality and performance to keep pace with technological developments and consumer preferences.* In particular, the Company must (i) continue technical development of and reduce the cost of manufacturing the Sarnoff Server and other system components and modification of the service software for future advances,
(ii) modify its headend equipment and headend equipment provided by cable industry suppliers and integrate all of such headend equipment and related systems in order to achieve cost reductions and reduce physical space requirements for widespread VOD deployment in a large number of headends, (iii) complete a scalable turnkey system and test it for use with larger numbers of customers and a large number of movie titles, (iv) continue further development of the Sarnoff Server required for large-scale deployment of its VOD service and for other interactive and digital applications, (v) in order to achieve broader deployment, integrate its digital platform with two-way digital platforms developed and to be developed by cable industry equipment suppliers, including set top boxes and headend equipment, (vi) integrate its digital platform and/or software with other digital applications and services selected by the cable operator, including joint or coordinated integration of set top box and headend components and software provided by the Company and cable industry equipment suppliers to enable such other digital applications, (vii) design content packages and service offerings that will attract ongoing consumer demand and (viii) enhance its system to offer additional services, including music videos and time-shifting.* There can be no assurance that the Company will, on a satisfactory timetable, be able to accomplish any of these tasks or do so while maintaining the same functionality. There can be no assurance that the Company will be successful in developing and marketing product and service enhancements or new services that respond to technological and market changes or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such new services or enhancements. The Company has encountered delays in product development, service integration and field tests and other difficulties affecting both software and hardware components of its system and its ability to operate successfully over HFC plant. In addition, many of the Company's competitors have substantially greater resources than the Company to devote to further technological and new product development. See "-- Competition for VOD Services." There can be no assurance that technological and market changes or other significant developments in VOD technology by the Company's competitors will not render its VOD service obsolete.


     Compliance with Industry Standards; Need to Integrate with Set-Top Box Manufacturers

     The cable industry has launched an initiative called "open cable," which will redefine the requirements and features of digital set top converters as well as the requirements and features of their control systems located in the boxes themselves and in cable headends. The open cable initiative is managed by CableLabs on behalf of the cable MSOs and is supported by some of the cable equipment manufacturers, including General Instrument Corporation ("General Instrument") and Scientific-Atlanta, Inc. ("Scientific-Atlanta"). The open cable initiative is defining future digital platform requirements as they relate to set-top box requirements and control systems, which could affect DIVA's digital platform and its efforts to integrate its digital platform and VOD application with digital set top and headend equipment manufactured by third party cable industry suppliers. There can be no assurance that the Company will be successful in complying with the requirements of the open cable initiative as they are finally adopted, or that compliance will not cause difficulties that could delay or prevent successful development, introduction or broad deployment of its VOD service.

     For the initial deployments, the Company is using a separate proprietary set-top box that is deployed in parallel with the customer's analog cable set-top box. All of the MSOs with which the Company has contingent and long-term contracts have indicated their strong preference for a single box solution that both enables the Company's VOD service and replaces the subscriber's existing set-top box. Although the Company is developing a single box that meets these requirements, the Company has determined that it also needs to port its VOD solution to other digital platforms that are or will be broadly deployed in the cable industry, including those that may be offered by General Instrument, Scientific-Atlanta and other companies. In this regard, the Company has signed a non-binding letter of intent with General Instrument pursuant to which the Company has agreed to cooperate with General Instrument to make the Company's VOD system compatible with General Instrument's Digital Network System ("DNS"). Pursuant to the letter of intent, the Company and General Instrument have demonstrated the successful port of the Company's VOD application to the

DNS, and the initial implementation of this integration is being tested on a limited, non-commercial basis with Lenfest. The Company and General Instrument are continuing joint development efforts to more closely integrate the VOD service with DNS, including achieving cost reductions, reducing physical space requirements of headend equipment and enabling delivery of the Company's VOD service with encryption capability. There can be no assurance that the Company will be successful in accomplishing the General Instrument integration on a cost-effective basis or at all or that this letter of intent will lead to a definitive agreement with General Instrument. Further, failure to complete the joint development as contemplated by the General Instrument letter of intent could result in delay in implementation of a one box solution, delay of rollout of the Company's VOD service under existing and contemplated long-term deployment agreements with MSOs, reluctance on the part of other MSOs to enter into long-term agreements with the Company and reallocation of resources to internal or other third party single box development efforts. The Company previously entered into a non-binding letter of intent with Scientific-Atlanta to achieve compatibility between the Company's VOD System and Scientific-Atlanta's Digital Broadband Delivery System. This letter of intent has since expired without resulting in a definitive agreement, and limited development or integration activities have occurred.

     If the Company is unable to pursue and complete a relationship with Scientific-Atlanta to achieve compatibility between their respective systems, the Company's ability to enter into relationships with MSOs that require a single box solution and choose to deploy Scientific-Atlanta's Digital Broadband Delivery System may be significantly impaired.

     Although the Company has developed an on-screen interactive guide or navigator that is closely integrated with its VOD service, MSO customers and their subscribers are likely to expect a seamless link between the navigator and industry standard electronic programming guides ("EPGs") that provide information regarding programming schedules. The ability to create cross access points between the navigator and various EPGs may be limited by the engineering and memory characteristics of the digital platforms provided by major cable industry suppliers. Further, positioning the navigator as the first or one of the first screens viewed by a subscriber, which would create enhanced revenue and promotional opportunities, may be limited by these third-party platform characteristics or by existing or future agreements between EPG providers and MSOs.

     Reliance on Third-Party Manufacturers; Exposure To Component Shortages

     The Company depends and will continue to depend on third parties to manufacture the major elements of its VOD system. The Company subcontracts manufacturing of its proprietary DCU to Jabil Circuit, Inc., components of its Video Session Manager to Pioneer Standard and the Sarnoff Server to another manufacturer. All of such subcontractors are bound by confidentiality agreements. As a result of the complexity of the Company's hardware components, manufacturing and quality control are time consuming processes. Consequently, there can be no assurance that these manufacturers will be able to meet the Company's requirements in a timely and satisfactory manner or the Company would be able to find or maintain a suitable relationship with alternate qualified manufacturers for any such elements. The Company's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. In the event the Company is unable to obtain such manufacturing on commercially reasonable terms, its business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness would be materially adversely affected.

     Certain of the Company's subassemblies and components used in the Sarnoff Server, the Video Session Manager and the DCU are procured from single sources and others are procured only from a limited number of sources. Consequently, the Company may be adversely affected by worldwide shortages of certain components, significant price increases, reduced control over delivery schedules, and manufacturing capability, quality and cost. Although the Company believes alternative suppliers of products, services, subassemblies and components are available, the lack of alternative sources could materially impair the Company's ability to deploy its VOD system. Manufacturing lead times can be as long as nine months for certain critical components. Therefore, the Company may require significant working capital to pay for such components well in advance of revenues. Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness and could result in damage to MSO or customer relationships.

     Uncertainty of Protection of Patents and Proprietary Rights

     The Company's future success depends, in part, on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents, licenses and other intellectual property arrangements. The Company has licensed rights to the Sarnoff Server and the DCU initially developed by Sarnoff. Sarnoff and the Company have filed applications and intend to file additional applications for patents covering the Sarnoff Server. Sarnoff and the Company have filed applications for patents covering the DCU, and the Company has filed patent applications, and intends to file additional and derivative patent applications covering the interactive service and its technology. There can be no assurance, however, that any patents issued to Sarnoff or the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Despite the efforts of Sarnoff and the Company to safeguard and maintain these proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. On August 18, 1998, the Company received a notice from a third party licensing company stating that it has acquired rights in two U.S. patents and that the Company's VOD system and process are described in the claims of these patents. The Company responded to the letter in late November 1998 stating that it does not infringe and will consider the matter closed unless it hears back promptly. The Company has not received a response. In early November 1998, the Company received a letter from a company that represents a group of companies that hold MPEG-2 patents, offering to make available a license to that group of patents. The Company and outside patent counsel are preparing a response. The Company has filed trademark applications on certain marks and logos. In July 1996, the Company received a notice from a third party claiming that the Company's use of one of its trademarks infringes a trademark right held by such party. The Company responded to the letter in late July 1996, asserting that the use of the trademark does not infringe on the trademark right that the party holds. The Company has received no further response.

In August 1998, the Company received a notice from a third party, which provides integrated circuits for digital multimedia applications, claiming that such third party's trademark application gives it priority over the Company's use of the "DIVA" mark. The Company sent a response to this letter in late November 1998 stating that it does not believe there is an infringement issue and inviting further discussions. The Company has not received a response to this letter. The Company could encounter similar challenges to its trademarks in the future.

     Since patent applications in the U.S. are not publicly disclosed until the patent has been issued, applications may have been filed which, if issued as patents, would relate to the Company's products. In addition, the Company has not conducted a comprehensive patent search relating to the technology used in the Sarnoff Server or the Company's VOD system. The Company is subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future based on patents or trade secrets or that such claims will not be successful. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to provide its VOD service in the U.S. and internationally, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its MSOs and other end users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation regardless of the merits of such claims, and damages, license fees, royalty payments and restrictions on the Company's ability to provide its VOD service, any of which could have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Risks Associated with Programming Content

     The Company's success will depend, in part, on its ability to obtain access to sufficient movies (including new releases and library titles), special interest videos and other programming content on commercially acceptable terms. Although the Company has entered into arrangements with most of the major movie studios and a number of other content providers for its initial deployments, there can be no assurance that the Company will be able to continue to obtain the content, during the segment of time available to VOD providers and others such as PPV, to support its VOD service beyond the geographic area of its initial deployments. The Company could encounter increased competition for access to movie titles from competitors with greater resources and stronger relationships with major movie studios than the Company, including other VOD, NVOD or DBS providers and providers of video rentals. Such competitors could successfully negotiate with movie studios to obtain exclusive access to certain titles. Furthermore, studios could delay the period of time before a title becomes available to the Company, and reduce the period of time in which a title may be available for the VOD market. In addition, studios may require the Company to make prepayments prior to the time that customers pay for viewing a title or require the Company to enter into long-term contracts with minimum payments. Further, studios may increase the license fees currently charged to the Company. The Company's failure to obtain timely access to such content on commercially acceptable terms would have a material adverse effect on its business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Competition for VOD Services

     The market for in-home video entertainment services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition in the market for VOD services to intensify and increase in the future.* A number of companies have announced an intention to introduce a VOD service or deliver VOD components that might be deployed by a video service provider. Intertainer, a company owned in part by Comcast Cable Communications ("Comcast"), Intel Corporation ("Intel"), Sony Corp. of America and NBC, is currently conducting trials with Comcast and US West to provide VOD and other services over high speed networks such as ADSL (Asymmetric Digital Subscriber Line) and cable modems primarily to the personal computer, but plans to provide services to television sets in the future. It is possible that companies currently operating overseas will adapt their technology and offer it through high-speed networks in the U.S. Elmsdale Media is currently conducting a trial for its VOD system in Cardiff, Wales for NTL Inc. VideoNet is conducting a trial in Britain over telephone wires offering VOD and other interactive services to non-paying customers. Hongkong Telecom began offering commercial interactive services, including VOD, in March 1998 and has gained over 100,000 paying subscribers. Other companies internationally and domestically have also announced plans to provide VOD services which vary in degree of commercial viability. There can be no assurance that these or other companies will not provide equivalent or more attractive capabilities that could be more acceptable to cable operators and their subscribers.

     It is also possible that such competitors may form new alliances, develop a competitive VOD service and rapidly acquire significant market share. Such competition would materially and adversely affect the Company's business, operating results and financial condition. Companies that are or may be capable of delivering VOD components include Concurrent Computer Corp, Celerity Systems Inc., Mitsubishi Electronics America, Nippon Electric Corp., nCube, Pioneer and its affiliates, SeaChange International, Inc., Silicon Graphics Inc., Unisys, General Instrument, Scientific-Atlanta, Sony Corporation, Vivid Technology Inc. and FreeLinQ Communications Corporation. Some of these competitors have developed VOD products that have undergone tests or trials and may succeed in obtaining market acceptance of their products more rapidly than the Company. In addition, Time Warner Inc. previously field tested an integrated system solution utilizing components from a number of the aforementioned entities. This trial has since been terminated. Notwithstanding termination of its field trial in Orlando, Time Warner Inc. has reached agreements with certain industry suppliers for elements that might be used in designing and integrating a next generation VOD system solution for an initial deployment in 1999. Cablevision is operating a limited trial of an in-house VOD solution. Certain of the Company's competitors or potential competitors have developed affiliations with cable operators or alternative distribution providers or develop services or technologies that may be better or more cost effective than the Company's VOD service. These services or technologies may be more attractive to cable operators, particularly those that desire to own all hardware and software components of the VOD service. In addition, certain of these potential competitors are either directly or indirectly affiliated with content providers and cable operators and could therefore materially impact the Company's ability to sign long-term services contracts with such cable operators and obtain content from such providers. Although the Company is pursuing joint development efforts to port its VOD service to digital platforms that are or will be broadly deployed in the cable industry, these third party equipment manufacturers have the financial and technical ability to develop and sustain deployment of their own proprietary VOD platforms. There can be no assurance that the Company will not face competition from these suppliers or their affiliates or that they will support the integration of Company's VOD service with their own components. See "--Compliance with Industry Standards; Need to Integrate with Set-Top Box Manufacturers."

     The Company may also face competition from cable operators or other organizations, including but not limited to the telephone companies, providers of DBS, PPV and NVOD, cable programmers and Internet service providers, who could provide VOD-like services through cable and alternative delivery platforms, including the Internet, telephone lines and satellite. For example, the Company could encounter competition from companies such as Microsoft/WebTV Plus, @Home or video streaming companies that in the future may be able to deliver movies over the Internet to the television, or from consumer use of purchased or rented digital video discs or variants thereof. In addition, the competitive environment in which the Company will operate may inhibit its ability to offer its VOD service to cable operators and other types of operators that compete with one another in the same territory. A cable operator may require the Company to provide its VOD service exclusively to such cable operator in a particular territory. Further, cable operators themselves may offer competing services, including increased NVOD offerings, or may be unwilling to use the Company's VOD service exclusively. There can be no assurance that any cable operator will commit exclusively to the Company's VOD service. In particular, cable operators may trial a number of different alternatives. The Company will also face competition for viewers from providers of home video rentals, which are increasingly entering into revenue sharing arrangements with content providers. These arrangements have resulted in a significant increase in the number of copies available for rental and an extension in the rental period at major video chains and, accordingly, have made home video rentals more attractive to consumers.

     Many of the Company's competitors and potential competitors have longer operating histories, greater name recognition, and significantly greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services more effectively than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Dependence on Key Personnel

     The Company's performance is substantially dependent on the performance of its officers and key employees. Given the Company's early stage of development, the Company is dependent on its ability to retain and motivate qualified personnel, especially its management. The Company does not have "key person" life insurance policies on any of its employees. There can be no assurance that key personnel will continue to be employed by the Company or that the Company will be able to attract and retain qualified personnel in the future. The Company's future success also depends on its ability to identify, hire, train and retain technical, sales, marketing and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain its officers and key employees and the necessary technical, sales, marketing and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Government Regulation

     The Federal Communications Commission ("FCC") has broad jurisdiction over the telecommunications and cable industries. The majority of FCC regulations, while not directly affecting the Company, do affect cable companies, upon which the Company will significantly rely for the marketing and distribution of its VOD service to customers. As such, the indirect effect of these regulations may adversely affect the Company's business. The Communications Act of 1934, as significantly amended by Congress in 1992 and more recently by the Telecommunications Act of 1996 (as so amended, the "Act"), provides a significant regulatory framework for the operation of cable systems. Rules promulgated by the FCC under the Act impose restrictions and obligations that could affect how the cable operator offers or prices the Company's VOD service; examples include (i) regulation of rates for certain tiers or packages of programming and for equipment (set-top boxes) used to deliver regulated tiers of service, (ii) prohibition of bundling equipment and service charges together into one charge to the customer, (iii) equipment rate averaging, (iv) prohibition of forced tier buy-through, and (v) imposition of various consumer protection, billing and disclosure requirements. None of these impose direct rate or service restrictions on the Company.

     In addition, certain FCC rules, and FCC rulemakings in process or required in the future under the Act could directly affect the Company's DCU and related development efforts, as well as the joint efforts of the Company and third-party equipment manufacturers such as General Instrument to port the Company's VOD solution to digital platforms that are broadly deployed in the cable industry, by imposing requirements that the set-top boxes (i) be designed to be compatible with other consumer electronics equipment that is used to deliver services provided by cable companies, (ii) be commercially available to consumers from vendors other than cable operators, and (iii) not defeat or interfere with the national emergency alert system, closed captioning for the hearing impaired, or any "V" chip requirements that may be imposed. FCC rules to date have focused on analog equipment, rather than digital equipment such as the Company's. However, it is anticipated that as digital equipment, transmission and services are deployed by cable operators, the FCC will extend analog rules to digital transmission, or craft rules specific to digital platforms. An example being discussed is digital "must carry" which would require cable operators to transmit on their systems not only the analog channels of local broadcast television stations in all markets, but the newly authorized digital broadcast channels as well. Digital "must carry" for local over-the-air broadcast licensees could consume a significant amount of the increased channel capacity being created by cable operators through their upgrades. There can be no assurance that the Company's VOD service will be successful in competing with other analog and digital services for access to cable operator transmission capacity that remains after implementation of digital "must carry" in any local market.

     Local franchising authorities retain certain statutory and general regulatory authority with respect to cable operators including the ability to regulate or exclude content that they deem inappropriate under local community standards. The Company's VOD service includes adult offerings and, because local community standards will vary, the Company works closely with the local cable operator to determine the extent of adult content, which in some communities may be entirely excluded. The Company's VOD system also enables individual subscribers to exclude entirely or restrict access to such content. The Company's operating results could be impacted by the decisions of local regulatory authorities and cable operators regarding such content.

     Finally, the Act authorizes, but does not require, local franchising authorities to impose a fee of up to 5% on the gross revenues derived by third parties from the provision of cable service over a cable system. To the extent that the Company provides its VOD service directly to cable subscribers (rather than providing it to cable operators for resale to cable subscribers) and the local franchise agreement has been amended or renewed and includes appropriate language, the Company could be required to pay a franchise fee of up to 5% of gross revenues derived from its VOD service in a specific franchise area to the local franchising authority. At present, only the Lenfest deployment uses this business model, and it will not be used in any other of the currently scheduled deployments.

     There are other rulemakings that have been and still are being undertaken by the FCC which will interpret and implement provisions of the Act. It is anticipated that the Act will stimulate increased competition generally in the telecommunications and cable industries, which may adversely impact the Company. No assurance can be given that changes in current or future laws or regulations, including those limiting or abrogating exclusive MSO contracts, in whole or in part, adopted by the FCC or other federal, state or local regulatory authorities would not have a material adverse effect on the Company's business.

     In addition, VOD services are licensed by the Canadian Radio and Telecommunications Commission, and the Company is seeking to determine the basis on which it may offer its service in Canada, the extent of regulatory controls and the terms of any revenue arrangements that may be required as conditions to the deployment of its VOD service in Canada. The Company may not be able to obtain distribution rights to movie titles in Canada under regulatory and financial arrangements acceptable to the Company.

     Control by Insiders

          The Company's executive officers and directors, together with entities affiliated with such individuals, and Acorn Ventures, Inc. beneficially own approximately 42.7% of the Common Stock (assuming conversion of all outstanding Preferred Stock into Common Stock). Accordingly, these stockholders have significant influence over the affairs of the Company. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

     Forward-Looking Statements

     The statements contained in the "Factors Affecting Operating Results" section that are not historical facts are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, including statements regarding market opportunity, deployment plans, market acceptance, the Company's business model of long-term revenue sharing contracts, capital requirements, anticipated net losses and negative cash flow, revenue growth, anticipated operating expenditures and product development plans are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, those discussed in this "Factors Affecting Operating Results" section, which could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. The Company disclaims any obligation to update information contained in any forward-looking statement.

                          PART II  OTHER INFORMATION


     Item 1 and Items 3 through 5 are not applicable with respect to the current reporting period.


     Item 2.  Changes in Securities and Use of Proceeds

     During the three months ended December 31, 1998, the Company issued and sold an aggregate of 117,160 shares of Common Stock to employees and consultants for an aggregate purchase price of $133,360 pursuant to exercises of options under its 1995 Stock Plan. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder.

     Item 6.  Exhibits and Reports on Form 8-K:

             a.    Exhibits.

                   10.1 Lease Agreement between Seaport Centre Associates, LLC and Registrant, dated January 20, 1999
                   27.1  Financial Data Schedule

             b.    Reports on Form 8-K.

                   No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DIVA SYSTEMS CORPORATION


                                     /s/ William M. Scharninghausen
                                  By:______________________________
                                     William M. Scharninghausen
                                     Vice President, Finance and Administration,
                                          and Chief Financial Officer



Dated: March 26, 1999