Form 10-Q
period 1999-03-31
DIVA SYSTEMS CORP
filed 1999-05-12
CIK 1003439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
       ____________.


                         Commission File No. 333-64483


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1999.

            Title of each class                 Outstanding at April 30, 1999
            -------------------                 -----------------------------
        Common Stock, $.001 par value                      16,568,884
        Class C Common Stock, $.001 par value                 857,370

                           DIVA SYSTEMS CORPORATION

                         Quarterly Report on Form 10-Q

                               Table of Contents

                         Quarter Ended March 31, 1999

                                                                Page No.
                                                                --------
                    PART I  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
             Consolidated Balance Sheet at March 31, 1999 and
                June 30, 1998                                        3
             Consolidated Statement of Operations for the three
                and nine months ended March 31, 1999 and 1998        4
             Consolidated Statement of Cash Flows for the nine
                months ended March 31, 1999 and 1998                 5
             Notes to Consolidated Financial Statements              6
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        8


                      PART II  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds
Item 6.   Exhibits and Reports on Form 8-K

Signatures


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            DIVA SYSTEMS CORPORATION
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                  (Unaudited)

                                Assets                                  March 31, 1999     June 30, 1998
                                ------                                  ---------------    --------------
Current assets:

Cash and equivalents                                                         $ 104,982         $ 167,549
Short-term investments                                                          45,088            30,015
Prepaid expenses                                                                   779               694
                                                                             ---------         ---------

        Total current assets                                                   150,849           198,258

Property and equipment, net                                                     22,162            19,349
Debt issuance costs, net                                                         8,487             9,524
Prepaid licenses                                                                    --               230
Deposits and other assets                                                          561               354
Intangible asset, net                                                              356               490
                                                                             ---------         ---------

        Total assets                                                         $ 182,415         $ 228,205
                                                                             =========         =========


        Liabilities, Redeemable Warrants and Stockholders' Deficit
        ----------------------------------------------------------

Current liabilities:

Accounts payable                                                             $   5,249         $   3,047
Other current liabilities                                                          943             1,300
                                                                             ---------         ---------

        Total current liabilities                                                6,192             4,347

Notes payable                                                                  266,966           243,031
                                                                             ---------         ---------

        Total liabilities                                                      273,158           247,378
                                                                             ---------         ---------

Redeemable warrants                                                              1,956             1,139
                                                                             ---------         ---------

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 30,000,000 shares authorized;
    21,384,371 and 21,372,287 shares issued and outstanding
    at March 31, 1999 and June 30, 1998, respectively.                              21                21

Common stock, $.001 par value; 60,000,000 shares authorized;
    17,402,104 and 17,200,178 shares issued and outstanding
    at March 31, 1999 and June 30, 1998, respectively.                              17                17

Additional paid-in capital                                                     117,130           115,759
Deferred compensation                                                           (1,452)               --
Deficit accumulated during the development stage                              (208,415)         (136,109)
                                                                             ---------         ---------

        Total stockholders' deficit                                            (92,699)          (20,312)
                                                                             ---------         ---------

        Total liabilities and stockholders' deficit                          $ 182,415         $ 228,205
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

                            DIVA SYSTEMS CORPORATION
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                                                                         Period from
                                                                                                        July 1, 1995
                                     Three Months Ended March 31,      Nine Months Ended March 31,       (Inception)
                                    ------------------------------    -----------------------------          to
                                        1999             1998             1999             1998        March 31, 1999
                                    ------------    --------------    -----------      ------------   ------------------
Revenue                                 $    107         $     12         $    227        $     17          $     309

Operating expenses:
  Programming                              2,569            1,351            6,508           3,805             16,179
  Operations                               2,181            1,024            6,283           2,807             12,165
  Engineering and development              7,307            5,664           18,466          13,189             56,734
  Sales and marketing                      1,558              932            4,164           2,542             12,579
  General and administrative               4,878            1,916           11,670           5,434             25,377
  Depreciation and amortization            2,575            1,091            7,267           3,185             13,450
  Amortization of intangible assets           45               --              134              --                179
  Acquired in-process research &
    development                               --               --               --              --             28,382
                                        --------         --------         --------        --------          ---------

     Total operating expenses             21,113           11,978           54,492          30,962            165,045
                                        --------         --------         --------        --------          ---------

Net operating loss                       (21,006)         (11,966)         (54,265)        (30,945)          (164,736)
                                        --------         --------         --------        --------          ---------
Other (income) expense, net:
  Equity in loss of investee                  --             (358)              --          (1,631)            (3,354)
  Interest income                          1,959            1,296            6,950           2,701             13,057
  Interest expense                        (8,583)          (4,191)         (24,991)         (5,894)           (42,706)
                                        --------         --------         --------        --------          ---------

   Total other (income) expense, net      (6,624)          (3,253)         (18,041)         (4,824)           (33,003)
                                        --------         --------         --------        --------          ---------

Net loss before extraordinary item       (27,630)         (15,219)         (72,306)        (35,769)          (197,739)

Extraordinary item:
  Loss on early extinguishment of debt        --           10,676               --          10,676             10,676


Net loss                                $(27,630)        $(25,895)        $(72,306)       $(46,445)         $(208,415)

  Accretion of redeemable warrants          (294)            (190)            (816)         (1,338)            (1,671)
                                        --------         --------         --------        --------          ---------

Net loss attributable to common
stockholders                            $(27,924)        $(26,085)        $(73,122)       $(47,783)         $(210,086)
                                        ========         ========         ========        ========          =========
Basic and diluted net loss per share:
  Loss before extraordinary item           $1.62            $0.93            $4.27           $2.28             $13.48
  Extraordinary loss-early
  extinguishment of debt                      --             0.64               --            0.65               0.72
                                        --------         --------         --------        --------          ---------

  Net loss per share                       $1.62            $1.57            $4.27           $2.93             $14.20
                                        ========         ========         ========        ========          =========

Shares used in per share                  17,220           16,647           17,116          16,330             14,799
 computation                            ========         ========         ========        ========          =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            DIVA SYSTEMS CORPORATION
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                                     Period from
                                                                                                    July 1, 1995
                                                                   Nine Months Ended March 31,       (Inception)
                                                                  -----------------------------          to
                                                                      1999             1998        March 31, 1999
                                                                  -----------      ------------  ------------------
Cash flows from operating activities
   Net loss                                                           $(72,306)       $(46,445)         $(208,415)
   Adjustments to reconcile net loss to net cash used in
      operating activities:

      Acquired in-process research and development                          --              --             28,382
      Depreciation                                                       7,267           3,185             13,450
      Amortization of intangible assets                                    134              --                179
      Equity in loss of investee                                            --           1,631              3,354
      Write off of fixed asset, net                                      1,161              --              1,161
      Amortization of debt issuance costs and accretion
         of discount on notes payable                                   24,988           6,058             42,648
      Amortization of deferred stock compensation                          534              --                534
      Issuance of stock for research and development                        --              --                240
      Extraordinary loss                                                    --          10,676             10,676
      Changes in operating assets and liabilities:
         Prepaid expenses and other current assets                         145             (14)              (715)
         Accounts payable                                                2,202              47              2,622
         Payable to related party                                           --              --                 --
         Other current liabilities                                        (357)             --                943
                                                                      --------        --------          ---------

      Net cash used in operating activities                            (36,232)        (24,862)          (104,941)
                                                                      --------        --------          ---------

Cash flows from investing activities
   Purchases of property and equipment                                 (11,241)         (9,406)           (33,217)
   Deposits on property and equipment                                     (207)         (1,651)            (6,814)
   Purchases of short-term investments                                 (15,073)         (2,267)           (45,088)
   Cash acquired in business combination                                    --              --                402
   Purchase of Norstar                                                      --              --             (3,358)
   Restricted cash released                                                 --           3,230             18,230
                                                                      --------        --------          ---------

      Net cash used in investing activities                            (26,521)        (10,094)           (69,845)
                                                                      --------        --------          ---------

Cash flows from financing activities
   Issuance of preferred stock                                              --          45,980             73,860
   Exercise of stock options                                               202               1                585
   Issuance of common stock                                                 --             244                 56
   Proceeds from notes payable, net of issuance costs                       --         250,020            205,302
   Debt issuance costs                                                      --         (10,000)                --
   Retirement of notes payable                                              --         (31,321)                --
   Premium paid on retirement of notes payable                              --          (9,045)                --
   Payments on notes payable                                               (16)             --                (35)
                                                                      --------        --------          ---------

      Net cash provided by financing activities                            186         245,879            279,768
                                                                      --------        --------          ---------

Net increase (decrease) in cash and cash equivalents                   (62,567)        210,923            104,982

Cash and cash equivalents at beginning of period                       167,549             234                 --
                                                                      --------        --------          ---------

Cash and cash equivalents at end of period                            $104,982        $211,157          $ 104,982
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

                                  (Unaudited)

Note 1--The Company And Basis Of Presentation

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

     The interim unaudited financial statements as of March 31, 1999, and for the nine months ended March 31, 1998 and 1999, and for the period from July 1, 1995 (inception) to March 31, 1999, have been prepared on substantially the same basis as the Company's audited financial statements and include all adjustments, consisting only of normal recurring accruals, that, in the opinion of management, are necessary for a fair presentation of the financial information set forth herein. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

     These interim unaudited financial statements should be read in conjunction with the Company's annual financial statements for the year ended June 30, 1998.


Note 2--Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants and the weighted-average number of outstanding shares of common stock. Potentially dilutive securities, including options, warrants, restricted common stock, and preferred stock, have been excluded from the computation of diluted net loss per share because the effect of the inclusion would be antidilutive. Information pertaining to potentially dilutive securities is included in Notes 6 and 7 of notes to consolidated financial statements included in the Company's recently filed Form S-4.


Note 3--Acquisition of SRTC

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

     The Company completed the SRTC Transaction in April 1998. The Company accounted for the merger as a purchase, and, accordingly, the operating results of SRTC have been included in the Company's consolidated financial statements since the date of acquisition. The Company allocated the purchase price based on an appraisal by an independent third party using the cost approach, which is the approach often used to value an early stage technology. The purchase price of $23,049,000 was allocated as follows: $2,886,000 to the fair value of acquired assets; $4,693,000 to assumed liabilities; $535,000 to assumed work force; and $24,321,000 to acquired in-process research and development. The acquired in-process research and development has not yet reached technological feasibility and has no future alternative use until it is further developed.
The Company believes it will have to incur a significant amount of research and development to develop the in-process technology into a commercially viable product. There were no contingent payments, options, or commitments included in the purchase.

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SRTC had occurred as of the beginning of fiscal 1998:

                                                             Three months ended         Nine months ended
(in thousands, except per share data)                          March 31, 1998            March 31, 1998
                                                           -----------------------  -------------------------
Net loss.................................................         $  26,464                  $  73,291
Basic and diluted net loss per share.....................         $    1.60                  $    4.57

     The pro forma results include amortization of the assumed work force of $45,000 and $134,000 for the three months ended March 31, 1998 and the nine months ended March 31, 1998, respectively. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of DIVA Systems Corporation ("DIVA" or the "Company") should be read in conjunction with the Company's Consolidated Interim Financial Statements for the nine months ended March 31, 1999. This discussion contains forward-looking statements that involve risks and uncertainties, including but not limited to, certain assumptions regarding increases in customers, revenues and certain expenses. Forward-looking statements are identified with an asterisk (*) and reflect the Company's current expectations. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Actual results will differ and such differences may be material. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and in "--Factors Affecting Operating Results."

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

     The Company was founded July 1, 1995 and is still in the development stage. Since inception, the Company has devoted substantially all of its resources to developing its VOD system, establishing strategic relationships, negotiating deployment agreements, carrying out initial marketing activities and establishing the operations necessary to support the commercial launch of the Company's VOD service. Through March 31, 1999, the Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow, primarily due to the engineering and development and start-up costs required to develop its VOD service. Since inception through March 31, 1999, the Company had an accumulated deficit of $208.4 million. The Company currently intends to increase its operating expenses and its capital expenditures in order to continue to deploy, develop and market its VOD service.* As a result, the Company expects to incur substantial additional net losses and negative cash flow for at least the next several years.*

Results of Operations

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

Revenues

     Revenues consist of per-movie viewing fees, monthly service fees and the sale of monthly subscription packages. The majority of revenues consists of per-movie viewing fees paid by customers to view movies on demand. The Company initiated the commercial launch of its VOD service on September 29, 1997. As of March 31, 1999, the Company's VOD service was deployed commercially at five multiple system operator ("MSO") locations. Revenue was $12,000 and $107,000 for the three months ended March 31, 1998 and 1999, respectively, and $17,000 and $227,000 for the nine months ended March 31, 1998 and 1999, respectively.

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

     Programming expense. Programming expense includes license fees payable to content providers, costs for the acquisition and production of digitally encoded programming content (i.e. movies, videos, previews, promotions, etc.) and content duplication and distribution expenses. Programming expense was $1.4 million and $2.6 million for the three months ended March 31, 1998 and 1999, respectively, and $3.8 million and $6.5 million for the nine months ended March 31, 1998 and 1999, respectively. The increase in programming expenses was primarily attributable to the Company's recent multiple commercial deployments and an increase in the overall volume of programming content in the Company's library as well as increased personnel costs in the area of program acquisition and program production services. To date, license fees payable to content providers have been minimal.

          Operations expense. Operations expense includes the cost of field operations, both for initial launches and for the ongoing operations of the Company's VOD service. These costs include technical support, customer service training and support, maintenance costs for headend equipment and other field support costs. In addition, operations expense includes personnel and other costs which support the Company's ongoing manufacturing relationships with third-party manufacturers for the Company's Sarnoff Server and other VOD hardware. Operations expense was $1.0 million and $2.2 million for the three months ended March 31, 1998 and 1999, respectively. Operations expense was $2.8 million and $6.3 million for the nine months ended March 31, 1998 and 1999, respectively. The increase in operations expense is primarily attributable to increased costs, including significant increases in personnel, to support the Company's existing and future commercial deployments and to increased manufacturing support costs.

     Engineering and Development Expense. Engineering and development expense consists of salaries, consulting fees and other costs to support product development, prototype hardware costs, ongoing system software and integration and new services technology. To date, the most substantial portion of the Company's operating expenses has been engineering and development expense. Engineering and development expense was $5.7 million and $7.3 million for the three months ended March 31, 1998 and March 31, 1999, respectively, and $13.2 million and $18.5 million for the nine months ended March 31, 1998 and 1999, respectively. Included in engineering and development expense for the nine months ended March 31, 1998 was approximately $2.8 million in one-time prototype set-top box costs related to costs for materials and components incurred by a third-party manufacturer which were expensed because the Company has no future alternative use for the components. There was no comparable expense for the nine months ended March 31, 1999. The increase in engineering and development expense between the nine months ended March 31, 1998 and March 31, 1999, net of the aforementioned one-time prototype costs, was primarily due to the hiring of additional engineering personnel in connection with the Company's further development and refinement of its VOD service technology, including activities directed toward reducing the cost of its technology. In addition, the Company has dedicated significant engineering and development resources toward the integration of its VOD technology with various industry adopted two-way digital platforms, including digital set-top boxes. Included in engineering and development expense for the nine months ended March 31, 1999 was $4.7 million attributable to the Company's SRTD division and $1.2 million in server prototype expenses. (The SRTD division was created as result of the Company's acquisition of SRTC on April 1, 1998. The SRTD division is responsible for the development and manufacture of the Company's VOD server.) There were no comparable expenses for the nine months ending March 31, 1998. The Company intends to increase engineering and development expenses to fund continued development and enhancements of its VOD service.* The Company believes significant investments in engineering and development will be necessary to remain competitive and to respond to market pressures.

     Sales and Marketing Expense. Sales and marketing expense consists of the costs of marketing DIVA's VOD system to MSOs and their customers, and includes business development and marketing personnel, travel expenses, trade shows, consulting fees and promotional costs. In addition, sales and marketing expense includes costs related to acquiring customers, including telemarketing, direct mailings, targeted advertising and promotional campaigns. Sales and marketing expense was $932,000 and $1.6 million for the three months ended March 31, 1998 and 1999, respectively. Sales and marketing expense was $2.5 million and $4.2 million for the nine months ended March 31, 1998 and 1999, respectively. The increase in sales and marketing expense was primarily the result of expanded business development activity, increased promotional and increased salaries expense and product awareness expenditures and increased consumer marketing and branding expenses in connection with the Company's existing commercial deployments. The Company expects sales and marketing expense to continue to increase as the Company pursues and enters into new agreements.*

     General and Administrative Expense. General and administrative expense consists primarily of salaries and related expenses of management and administrative personnel, professional fees and general corporate and administrative expenses. General and administrative expense covers a broad range of the Company's infrastructure including corporate functions such as executive administration, finance, legal, human resources and facilities. In addition, general and administrative expense includes costs associated with the development, support and growth of the Company's complex information system infrastructure.

     General and administrative expense was $1.9 million and $4.9 million for the three months ended March 31, 1998 and 1999, respectively. General and administrative expense was $5.4 million and $11.7 million for the nine months ended March 31, 1998 and 1999, respectively. The increase in general and administrative expense was primarily the result of increased personnel necessary to support the growth of the Company in all phases of its operations, including existing and future commercial deployments. In addition, during the three months ended March 31, 1999, the Company recorded approximately $900,000 in one-time recruiting related expenses in connection with the Company's hiring of a new President and Chief Executive Officer. General and administrative expenses are expected to increase due to the addition of personnel required to support expansion of the Company's business operations.*

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, including Sarnoff Servers and other headend hardware. Generally, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense was $1.1 million and $2.6 million for the three months ended March 31, 1998 and 1999, respectively, and $3.2 million and $7.3 million for the nine months ended March 31, 1998 and 1999, respectively. The increase is primarily due to the increased number of servers and related hardware operating commercially at MSO headends for the Company's VOD service. Depreciation and amortization expenses are expected to continue to increase substantially due to planned expenditures for capital equipment and other capital costs associated with the deployment and expansion of the Company's business.*

     Amortization of Intangible Assets. Amortization of intangible assets represents the amortization expense related to the intangible assets, consisting of the assumed and assembled workforce, which were recorded as a result of the Company's acquisition of SRTC on April 1, 1998. Intangible assets are amortized on a straight-line basis over three years. Amortization of intangible assets was $134,000 for the nine months ended March 31, 1999. There was no comparable expense for the nine months ended March 31, 1998.

Other Income and Expense

     Other income and expense primarily consists of interest income and interest expense. Interest income consists of earnings on cash, cash equivalents and short-term investments. Interest income was $1.3 million and $2.0 million for the three months ended March 31, 1998 and 1999, respectively and $2.7 million and $6.9 million for the nine months ended March 31, 1998 and 1999, respectively. The increase in interest income is the result of increased cash and cash equivalents balances, which are invested in short-term interest bearing accounts, and an increase in short-term investments over the comparable prior period. Interest expense consists of accreted interest on the Company's indebtedness. Interest expense increased from $4.2 million for the three months ended March 31, 1998 to $8.6 million for the three months ended March 31, 1999. Interest expense increased substantially from $5.9 million for the nine months ended March 31, 1998 to $25.0 million for the nine months ended March 31, 1999. The increase in interest expense was due to the significant increase in the Company's debt as a result of the offering of the Company's 12-5/8% Senior Discount Notes due 2008 (the "1998 Notes") which was completed on February 19, 1998. The 1998 Notes were issued at a substantial discount from their aggregate principal amount at maturity of $463.0 million. Although cash interest is not payable on the 1998 Notes prior to September 1, 2003, the Company's interest expense includes the accretion of such interest expense. The carrying amount of the 1998 Notes will accrete to its face value by March 1, 2003. Beginning September 1, 2003, cash interest will be payable on the notes semi-annually in arrears on each March 1st and September 1st at the rate of 12 5/8% per annum.

Liquidity and Capital Resources

     From inception through March 31, 1999, the Company has financed its operations primarily through the gross proceeds of private placements totaling approximately $76.3 million of equity and $250.0 million of high yield debt securities, net of repayments. As of March 31, 1999, the Company had cash and cash equivalents and short-term investments totaling $150.1 million.

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

     In connection with the SRTC Transaction, $24.3 million of the purchase price was allocated to acquired in-process research and development. At this time, there have been no changes in assumptions used in the valuation of the acquired in-process research and development. For the three-month period and nine-month period ended March 31, 1999, the Company has spent approximately $2.9 million and $8.4 million, respectively, on further server development.

     The Company expects to incur significant capital expenditures and operating expenses in the future.* Capital expenditures include the Sarnoff Servers and related headend equipment, and general capital expenditures associated with the anticipated growth of the Company. The amount of capital expenditures will, in part, be driven by the rate at which cable operators introduce the Company's VOD service and the rate at which customers subscribe to the VOD service. In addition to capital expenditures, the Company anticipates expending a significant portion of its resources for sales and marketing, continued development and enhancement of existing technology, development of new consumer services and other expenses associated with the delivery of the Company's VOD service to customers.* Actual capital requirements may vary from expectations and will depend on numerous future factors and conditions, many of which are outside of the Company's control, including, but not limited to (i) the ability of the Company to meet its development and deployment schedules; (ii) the accuracy of the Company's assumptions regarding the rate and extent of commercial deployment and market acceptance by cable operators and customers;
(iii) the extent that
cable operators choose to deploy industry standard, DIVA-compatible set-top boxes; (iv) the number of customers choosing DIVA's VOD service and their buying patterns; (v) the nature and penetration of new services to be offered by the Company; (vi) unanticipated costs; and (vii) the need to respond to competitive pressures and technological changes. The Company believes that its cash, cash equivalents and short-term investments at March 31, 1999 will be sufficient to satisfy the Company's liquidity at least through the end of calendar 1999.* Thereafter, the Company will need to raise significant additional funds to support its operations. However, the Company may need to raise additional funds earlier if its estimates of working capital and/or capital expenditure requirements change or prove to be inaccurate. The Company may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. The Company has no present commitments or arrangements assuring it of any future equity or debt financing, and there can be no assurance that the Company will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that the Company is unable to obtain such additional capital, the Company will be required to delay the expansion of its business or take other actions that could have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness. To the extent the Company raises additional cash by issuing equity securities, existing stockholders of the Company will be diluted.

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

  The Company has conducted an internal review of most of its internal corporate headquarters IT Systems, including finance, human resources, Intranet applications and payroll systems. DIVA has contacted most of the vendors of its internal corporate headquarters IT Systems to determine potential exposure to Year 2000 issues and has obtained certificates from such vendors assuring Year 2000 compliance. Although the Company has determined that most of its principal internal corporate headquarters IT Systems are Year 2000 compliant, certain of such internal systems, including its Windows NT operating system and internal networking systems is not Year 2000 compliant or has not been evaluated by the Company. In addition, the Company has tested and analyzed its proprietary VOD hardware and software for Year 2000 compliance. The Company has recently determined that certain of its earlier VOD server technology currently in commercial use is not Year 2000 compliant. The Company expects to upgrade or replace such VOD server technology with Year 2000 compliant server technology as part of its overall planned server upgrades for its earlier commercial installations by the end of calendar 1999. To date, costs to the Company of Year 2000 compliance related to its proprietary VOD hardware and software have been included with the Company's overall engineering and development activities as a component of the overall design of the Company's VOD service. Such costs have not been material to the Company's financial position or results of operations.

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

  Failure to provide Year 2000 compliant business solutions to MSOs or to receive such business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company could be affected through disruptions in the operation of the enterprises with which it interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on its business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness. The Company has not developed a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 compliant, but expects the Task Force to develop such a plan.

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

Factors Affecting Operating Results

     Substantial Leverage; Ability to Service Indebtedness; Restrictive
Covenants

     As a result of the issuance of the 1998 Notes, the Company is highly leveraged. As of March 31, 1999, the Company had total debt of approximately $267.0 million, accreting to $463.0 million in 2003. The Company believes its existing cash and cash equivalents will be sufficient to meet its cash requirements at least through the end of calendar year 1999.* Thereafter, the Company will require substantial additional indebtedness primarily to fund operating deficits and to finance the continued development and enhancement of its VOD system and to fund capital expenditures in connection with commercial deployment of its system. See "-- Substantial Future Capital Requirements." As a result, the Company expects that it will continue to have substantial indebtedness.* The degree to which the Company is leveraged could have important consequences to the holders of the 1998 Notes, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, system deployments, development and enhancement of its VOD system, capital expenditures, acquisitions and other general corporate purposes may be materially limited or impaired; (ii) the Company's cash flow, if any, will not be available for the Company's business because a substantial portion of the Company's cash flow must be dedicated to the payment of principal and interest on its indebtedness; (iii) the terms of future permitted indebtedness may limit the Company's ability to redeem the 1998 Notes in the event of a Change of Control (as defined); and (iv) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

     The ability of the Company to make scheduled debt service payments (including with respect to the 1998 Notes) will depend upon the Company's ability to achieve significant and sustained growth in its cash from operations and to complete necessary additional financings. The Company's ability to generate sufficient cash from operations is dependent upon, among other things, the market acceptance and customer demand for its VOD service, the Company's ability to successfully continue the development and enhancement of its system including the Company's VOD server, set-top box and network, including compatibility with evolving industry standards as they are defined, the future operating performance of the Company, integration of its digital platform with those provided by major cable industry suppliers, the Company's ability to obtain long-term contracts with MSOs and the rate of and success of commercial deployment of its VOD system. The Company expects that it will continue to generate operating losses and negative cash flow for at least the next several years.* No assurance can be given that the Company will be successful in achieving and maintaining a level of cash from operations sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness. If the Company is unable to generate sufficient cash from operations to service its indebtedness, it may have to forego or delay development and enhancement of its VOD system and service, reduce or delay system deployments, restructure or refinance its indebtedness or seek additional equity capital or debt financing. There can be no assurance that (i) any such strategy could be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the 1998 Notes. Any failure by the Company to satisfy its obligations with respect to the 1998 Notes or any other indebtedness could result in a default under the Indenture and could cause a default under agreements governing other indebtedness of the Company. In the event of such a default, the holders of such indebtedness would have enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against the Company. Absent a certain level of successful commercial deployment of its VOD service, ongoing technical development and enhancement of its VOD system and significant growth of its cash flow, the Company will not be able to service its indebtedness.

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

     Substantial Future Capital Requirements

     The Company will require substantial additional funds for the continued development and commercial deployment of its VOD service. As of March 31, 1999, the Company had approximately $150.1 million in cash, cash equivalents and short-term investments. From inception until March 31, 1999, the Company had an accumulated deficit of $208.4 million. The Company has made and expects to continue to make significant investments in working capital and capital expenditures in order to continue required development activities, continue to commercially deploy its VOD service and fund operations until such time, if at all, as the Company begins to generate positive cash flows from operations.* The Company expects that its cash flow from operating and investing activities will be increasingly negative over at least the next several years.* The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its working capital and capital expenditure requirements at least through the end of calendar year 1999.* Thereafter, the Company will need to raise significant additional funds to support its operations. However, the Company may need to raise additional funds earlier if its estimates of working capital and/or capital expenditure requirements change or prove to be inaccurate. The Company may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Actual capital requirements may vary from expectations and will depend on numerous future factors and conditions, many of which are outside of the Company's control, including, but not limited to (i) the ability of the Company to meet its development and deployment schedules; (ii) the accuracy of the Company's assumptions regarding the rate and extent of commercial deployment and market acceptance by cable operators and customers; (iii) the number of customers choosing the Company's VOD service and their buying patterns; (iv) the nature and penetration of new services to be offered by the Company; (v) unanticipated costs; and (vi) the need to respond to competitive pressures and technological changes. The Company has no present commitments or arrangements assuring it of any future equity or debt financing, and there can be no assurance that the Company will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that the Company is unable to obtain such additional capital, the Company will be required to delay the expansion of its business or take other actions that could have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Development Stage Company; Limited Revenues; History of Losses

     The Company is a development stage company with limited commercial operating history, having commercially deployed its VOD service on a limited basis beginning in September 1997. The Company has incurred substantial net losses in the period since inception through March 31, 1999 of approximately $208.4 million. The Company expects to continue to incur substantial losses and experience substantial negative cash flow for at least the next several years as it continues to develop and deploy its VOD service.* The Company's limited operating history makes the prediction of future operating results difficult or impossible. Through March 31, 1999, the Company recognized revenues of approximately $309,000. The Company does not expect to generate any substantial revenues unless and until its VOD service is deployed at a significant number of additional headend locations and it has a substantial number of customers.*

     The Company's prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. The Company's future success depends in part on its ability to accomplish a number of objectives, including, but not limited to (i) further technical development of and reduction of the cost of manufacturing the Company's VOD server and other system components and modification of the service software for future advances, (ii) modification of its headend equipment and of headend equipment provided by cable industry suppliers and further integration of all such headend equipment and related systems in order to achieve cost reductions and reduce physical space requirements for widespread VOD deployment in a large number of headends, (iii) continued scaling of the entire end-to-end system and its implementation for use with larger numbers of customers and an increased number of movie titles, (iv) further development of the Company's VOD server required for large-scale deployment of its VOD service and for other interactive and digital applications, (v) continued integration of its digital platform with two-way digital platforms developed and to be developed by cable industry equipment suppliers, including set-top boxes and headend equipment,
(vi) integrating its digital platform or software with other digital applications and services selected by the cable operator, including joint or coordinated integration of set-top box and headend components and software provided by the Company and cable industry equipment suppliers to enable such other digital applications, (vii) designing and accessing content packages and service offerings that will attract ongoing consumer demand for the Company's VOD service on competitive economic terms, (viii) enhancement of its system to offer additional services, including music videos and time-shifting, (ix) completion of initial deployments with acceptable system performance and consumer acceptance, (x) integrating DIVA's VOD service with other digital services that cable operators may offer, (xi) entering into long-term service contracts on acceptable terms with MSOs and (xii) raising significant additional debt and/or equity financing to fund the Company's cash requirements.

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

     Initially, the Company directed its marketing efforts to medium sized cable operators who had not undertaken and would not likely undertake the development of their own VOD solutions. While the Company has had and continues to have discussions with the larger MSOs and has one deployment of its VOD service with one such large MSO (Cablevision), the current consolidation of cable properties in the U.S. is resulting in the absorption of medium sized cable operators into the ownership of the largest MSOs. There can be no assurance that such large MSOs will be willing to procure VOD services from a third party such as the Company or be willing to procure VOD services on terms and conditions which are economically justifiable to the Company.

     The Company must negotiate separate agreements with each cable operator. The Company's business model is significantly different from those commonly employed in the cable television industry and is based on assumptions regarding consumer acceptance and buying patterns that are as yet unproven. Cable operators generally enter into service agreements on a wholesale basis and own, install and fund all customer and headend equipment. By contrast, the Company owns, installs and funds all headend hardware and software components of its VOD service and may generate earnings through long-term, revenue sharing agreements with MSOs, involving "per view" and other prices set by the Company. Certain MSOs may desire to own the headend equipment and license the related software components of the VOD system or to determine the type, number or pricing of product offerings contained in the VOD service. The Company believes that it may not be able to do business at all with such MSOs unless it alters its business model. Even if MSOs generally accept the equipment/software ownership and price setting concepts of the Company's existing business model, different pricing models or revenue sharing concepts may be required in order to establish business relationships with some MSOs. It is likely that MSOs will find it difficult to determine the net effect on revenue of either adding the Company's service to their product mix, or replacing elements of their service offerings with the Company's VOD service. The Company's VOD service may provide lower margins than competitive services such as NVOD and may also be viewed as cannibalizing existing MSO offerings. Consequently, until the economics of DIVA's business model are proven, cable operators may be reluctant to broadly deploy its VOD service in their systems or may be unwilling to deploy it at all. There can be no assurance that the Company will be able to successfully alter its business model, that such an alteration would not produce a material adverse change to the economics of its business model or that cable operators will be willing to deploy the Company's VOD service on these or any other terms. VOD is a new market, and the Company's VOD service is only one possible means available to cable operators for providing movies in the home. Further, consumer acceptance of the Company's VOD service and the intensity of subscriber buying behavior are not established. See "-- Dependence on Single Service; Acceptance by Subscribers." There can be no assurance of broad consumer acceptance of the Company's service or that those consumers that do utilize the VOD service will do so with a frequency and at prices that will not materially affect the Company's business, operating results and financial condition and its ability to generate sufficient cash flow to meet its obligations. Although the Company believes that it has an economically viable turnkey solution, there can be no assurance that the Company will be successful in achieving wider adoption of its VOD service by the cable industry or that it will be able to attract and retain customers on economic terms that do not materially adversely affect its ability to generate cash flow. The inability of the Company to enter into definitive agreements with cable operators or the lack of acceptance of its VOD service by cable operators and their subscribers would have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

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

     The Company has commercially deployed its VOD service in a single headend location in cable systems owned by Lenfest, Adelphia, Cablevision, Rifkin and Chambers. Prior to launch of the service to commercial subscribers, the Company
(i) installed a VOD server at each headend location with associated control and management systems; (ii) installed DCUs in an agreed-to number of homes and business locations and delivered the Company's VOD service without charge to such locations; and (iii) completed technical testing designed to stress both the MSO's two-way HFC plant and the Company's system and VOD service. During these periods, the Company experienced delays due to set-top box development, two-way cable plant readiness, and integration and related stability testing of the Company's and the cable operator's operating platforms and systems. The Company experienced both fewer causes of delay and delays of more limited duration with each successive installation. While the Company anticipates continued reduction in the duration of these periods that precede commercial deployments,* there can be no assurance that the Company will not experience other delays in the testing, rollout or delivery of its VOD service, that the Company will not experience periods of increased delay in testing, rollout and delivery as it migrates its total end-to-end digital platform to one integrated with third party set top boxes and headend equipment and the associated changes in formats and protocols, or that the Company's VOD service can be delivered on the scale anticipated by the Company. The existing commercial deployments, unless expanded in scope, will not serve more than a limited number of customers. Until the Company is able to deploy on a large scale in one cable system, the scalability of the Company's VOD system will remain unproven. Further, there can be no assurance that unforeseen problems will not develop as the Company evolves its technology, products and services, or that the Company will be successful in the continued development, cost reduction, integration and commercial implementation of its technology, products and services on a wide scale.

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

     For the initial deployments, the Company is using a separate proprietary set-top box that is deployed in parallel with the customer's analog cable set-top box. All of the MSOs with which the Company has contingent and long-term contracts have indicated their strong preference for a single box solution that both enables the Company's VOD service and replaces the subscriber's existing set-top box. Although the Company has developed a single box that was able to meet most of those requirements, the Company has determined that it needs to port its VOD solution to other digital platforms that are or will be broadly deployed in the cable industry, including those that may be offered by General Instrument, Scientific-Atlanta and other companies. In this regard, the Company has signed a non-binding letter of intent with General Instrument pursuant to which the Company has agreed to cooperate with General Instrument to make the Company's VOD system compatible with General Instrument's Digital Network System ("DNS"). Pursuant to the letter of intent, the Company and General Instrument have demonstrated the successful port of the Company's VOD application to the DNS, and the initial implementation of this integration has been tested on a limited, non-commercial basis with Lenfest. The Company and General Instrument are continuing joint development efforts to more closely integrate the VOD service with DNS, including achieving cost reductions, reducing physical space requirements of headend equipment and enabling delivery of the Company's VOD service with encryption capability. There can be no assurance that the Company will be successful in accomplishing the General Instrument integration on a cost-effective basis or at all or that this letter of intent will lead to a definitive agreement with General Instrument. Further, failure to complete the joint development as contemplated by the General Instrument letter of intent could result in delay in implementation of a one box solution, delay of rollout of the Company's VOD service under existing and contemplated long-term deployment agreements with MSOs, reluctance on the part of other MSOs to enter into long-term agreements with the Company and reallocation of resources to internal or other third party single box development efforts. The Company previously entered into a non-binding letter of intent with Scientific-Atlanta to achieve compatibility between the Company's VOD System and Scientific-Atlanta's Digital Broadband Delivery System. This letter of intent has since expired without resulting in a definitive agreement, and limited development activities have occurred to date.

     The Company has recently entered into a developer agreement with Scientific-Atlanta which should enable the Company to access the necessary information and material to effectively port its VOD service to the Scientific-Atlanta platform. However, there can be no assurance that the Company and Scientific-Atlanta will be able to achieve compatibility between their respective systems. The Company's ability to enter into relationships with MSOs that require a single box solution and choose to deploy Scientific-Atlanta's Digital Broadband Delivery System could therefore be significantly impaired.

     Although the Company has developed an on-screen interactive guide or navigator that is closely integrated with its VOD service, MSO customers and their subscribers are likely to expect a seamless link between the navigator and industry standard electronic programming guides ("EPGs") that provide information regarding programming schedules. The ability to create cross access points between the navigator and various EPGs may be limited by the engineering and memory characteristics of the digital platforms and EPG applications provided by major cable industry suppliers. Further, positioning the navigator as the first or one of the first screens viewed by a subscriber, which would create enhanced revenue and promotional opportunities, may be limited by these third-party platform characteristics or by existing or future agreements between EPG providers and MSOs.

     Reliance on Third-Party Manufacturers; Exposure To Component Shortages

  The Company depends and will continue to depend on third parties to manufacture the major elements of its VOD system. The Company subcontracts manufacturing of its proprietary components of its Video Session Manager to Pioneer Standard and the Sarnoff Server to another manufacturer. All of such subcontractors are bound by confidentiality agreements. As a result of the complexity of the Company's hardware components, manufacturing and quality control are time consuming processes. Consequently, there can be no assurance that these manufacturers will be able to meet the Company's requirements in a timely and satisfactory manner or the Company would be able to find or maintain a suitable relationship with alternate qualified manufacturers for any such elements. The Company's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. In the event the Company is unable to obtain such manufacturing on commercially reasonable terms, its business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness would be materially adversely affected.

  Certain of the Company's subassemblies and components used in the Sarnoff Server and the Video Session Manager are procured from single sources and others are procured only from a limited number of sources. Consequently, the Company may be adversely affected by worldwide shortages of certain components, significant price increases, reduced control over delivery schedules, and manufacturing capability, quality and cost. Although the Company believes alternative suppliers of products, services, subassemblies and components are available, the lack of alternative sources could materially impair the Company's ability to deploy its VOD system. Manufacturing lead times can be as long as nine months for certain critical components. Therefore, the Company may require significant working capital to pay for such components well in advance of revenues. Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service its indebtedness and could result in damage to MSO or customer relationships.

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

     Competition for VOD Services

     The market for in-home video entertainment services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition in the market for VOD services to intensify and increase in the future.* A number of companies have announced an intention to introduce a VOD service or deliver VOD components that might be deployed by a video service provider. Intertainer, a company owned in part by Comcast Cable Communications ("Comcast"), Intel Corporation ("Intel"), Sony Corp. of America and NBC, is currently conducting trials with Comcast and US West to provide VOD and other services over high speed networks such as ADSL (Asymmetric Digital Subscriber Line) and cable modems primarily to the personal computer, but plans to provide services to television sets in the future. It is possible that companies currently operating overseas will adapt their technology and offer it through high-speed networks in the U.S. Elmsdale Media is currently conducting a trial for its VOD system in Cardiff, Wales for NTL Inc. VideoNet conducted a trial in Britain over telephone wires offering VOD and other interactive services to non-paying customers. Hongkong Telecom began offering commercial interactive services, including VOD, in March 1998 and has gained over 100,000 paying subscribers. Other companies internationally and domestically have also announced plans to provide VOD services which vary in degree of commercial viability. There can be no assurance that these or other companies will not provide equivalent or more attractive capabilities that could be more acceptable to cable operators and their subscribers.

     It is also possible that such competitors may form new alliances, develop a competitive VOD service and rapidly acquire significant market share. Such competition would materially and adversely affect the Company's business, operating results and financial condition. Companies that are or may be capable of delivering VOD components include Concurrent Computer Corp, Celerity Systems Inc., Mitsubishi Electronics America, Nippon Electric Corp., nCube, Pioneer and its affiliates, SeaChange International, Inc., Silicon Graphics Inc., Unisys, General Instrument, Scientific-Atlanta, Sony Corporation, Vivid Technology Inc. and FreeLinQ Communications Corporation. Some of these competitors have developed VOD products that have undergone tests or trials and may succeed in obtaining market acceptance of their products more rapidly than the Company. In addition, Time Warner Inc. previously field tested an integrated system solution utilizing components from a number of the aforementioned entities. This trial has since been terminated. Notwithstanding termination of its field trial in Orlando, Time Warner Inc. has reached agreements with certain industry suppliers for elements that might be used in designing and integrating a next generation VOD system solution for an initial deployment in 1999 or 2000. Cablevision is operating a limited trial of an in-house VOD solution. Certain of the Company's competitors or potential competitors have developed affiliations with cable operators or alternative distribution providers or develop services or technologies that may be better or more cost effective than the Company's VOD service. These services or technologies may be more attractive to cable operators, particularly those that desire to own all hardware and software components of the VOD service. In addition, certain of these potential competitors are either directly or indirectly affiliated with content providers and cable operators and could therefore materially impact the Company's ability to sign long-term services contracts with such cable operators and obtain content from such providers. Although the Company is pursuing joint development efforts to port its VOD service to digital platforms that are or will be broadly deployed in the cable industry, these third party equipment manufacturers have the financial and technical ability to develop and sustain deployment of their own proprietary VOD platforms. There can be no assurance that the Company will not face competition from these suppliers or their affiliates or that they will support the integration of Company's VOD service with their own components. See "--Compliance with Industry Standards; Need to Integrate with Set-Top Box Manufacturers."

  The Company may also face competition from cable operators or other organizations, including but not limited to the telephone companies, providers of DBS, PPV and NVOD, cable programmers and Internet service providers, who could provide VOD-like services through cable and alternative delivery platforms, including the Internet, telephone lines and satellite. Recent announcements of combinations of DBS services DirecTV and Dish Network with digital recording devices from Replay Networks and TiVo may represent stronger competition through the ability to capture and time shift digital broadcast programming with pause, play, fast-forward and rewind capability. For example, the Company could encounter competition from companies such as Microsoft/WebTV Plus, @Home or video streaming companies that in the future may be able to deliver movies over the Internet to the television, or from consumer use of purchased or rented digital video discs or variants thereof. In addition, the competitive environment in which the Company will operate may inhibit its ability to offer its VOD service to cable operators and other types of operators that compete with one another in the same territory. A cable operator may require the Company to provide its VOD service exclusively to such cable operator in a particular territory. Further, cable operators themselves may offer competing services, including increased NVOD offerings, or may be unwilling to use the Company's VOD service exclusively. There can be no assurance that any cable operator will commit exclusively to the Company's VOD service. In particular, cable operators may trial a number of different alternatives. The Company will also face competition for viewers from providers of home video rentals, which are increasingly entering into revenue sharing arrangements with content providers. These arrangements have resulted in a significant increase in the number of copies available for rental and an extension in the rental period at major video chains and, accordingly, have made home video rentals more attractive to consumers.

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

     Control by Insiders

     The Company's executive officers and directors, together with entities affiliated with such individuals, and Acorn Ventures, Inc. beneficially own approximately 44.01% of the Common Stock (assuming conversion of all outstanding Preferred Stock into Common Stock). Accordingly, these stockholders have significant influence over the affairs of the Company. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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


Item 2.  Changes in Securities and Use of Proceeds

During the three months ended March 31, 1999, the Company issued and sold an aggregate of 22,435 shares of Common Stock to employees and consultants for an aggregate purchase price of $19,532 pursuant to exercises of options under its 1995 Stock Plan. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder.

Item 6.  Exhibits and Reports on Form 8-K:

        a.  Exhibits.

            10.2 Employment Agreement between David F. Zucker and Registrant, dated January 16, 1999
            27.1  Financial Data Schedule

        b.  Reports on Form 8-K.

            No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIVA SYSTEMS CORPORATION



                                    By:  /s/ WILLIAM M. SCHARNINGHAUSEN
                                         ------------------------------
                                         William M. Scharninghausen
                                         Vice President, Finance and
                                           Administration, and Chief
                                           Financial Officer



Dated: May 12, 1999