Form 10-K405
period 1999-06-30
DIVA SYSTEMS CORP
filed 1999-09-28
CIK 1003439

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                     For the fiscal year ended June 30, 1999

                                       or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the transition period from    to

                          Commission file no. 333-64483
                            ------------------------

                            DIVA Systems Corporation
             (Exact name of Registrant as specified in its charter)
                            ------------------------

           Delaware                                          94-3226532
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

       800 Saginaw Drive
    Redwood City, California
(Address of principal executive                                 94063
            offices)                                         (Zip Code)

       Registrant's telephone number, including area code: (650) 779-3000
                            ------------------------
        Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the fair market value as determined by the Company's Board of Directors as of June 30, 1999 was approximately $13,582,106. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's classes of Common Stock outstanding at September 15, 1999 was:

Title of each Class
-------------------
Common Stock, $.001 par value                       16,665,424
Class C Common Stock, $.001 par value                  857,370

================================================================================

                            DIVA SYSTEMS CORPORATION

                                    FORM 10-K

                            YEAR ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----

                                                      PART I
Item 1.    Business...................................................................................................2
Item 2.    Properties.................................................................................................9
Item 3.    Legal Proceedings..........................................................................................9
Item 4.    Submission of Matters to a Vote of Security Holders........................................................9

                                                      PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters..................................10
Item 6.    Selected Financial Data...................................................................................10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....................12
Item 8.    Financial Statements and Supplementary Data...............................................................30
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................55

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant........................................................56
Item 11.   Executive Compensation....................................................................................59
Item 12.   Security Ownership of Certain Beneficial Owners and Management............................................62
Item 13.   Certain Relationships and Related Party Transactions......................................................64

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................................65


                                     PART I

Item 1.  Business

     This Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The actual results of DIVA Systems Corporation ("DIVA" or the "Company") may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are statements identified with an asterisk (*) and statements which can be identified by the use of forward looking terminology such as "estimates", "projects", "anticipates", "expects", "intends", "believes" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties.

Company Overview

     DIVA enables cable operators to provide their subscribers with true video-on-demand ("VOD") over the cable television infrastructure. VOD offers immediate in-home access to hundreds of movies with VCR-like functionality (i.e., pause, play, fast forward and reverse) and high quality digital picture and sound. DIVA's technology is designed to provide low-cost VOD movies at prices comparable to those charged for videotape rentals, pay-per-view ("PPV") and near video-on-demand ("NVOD") movies, but with greater convenience and functionality. In order to shorten the time to market for the cable operator, DIVA can provide a turnkey VOD solution that combines a technology platform with programming content and marketing and billing services. Alternatively, DIVA can unbundle its turnkey VOD solution and offer individual elements thereof to meet the cable operator's needs.

     The technology foundation of the Company's VOD system is its scalable and modular video server, a massively parallel processing computer capable of storing hundreds of movie titles, any of which can be simultaneously delivered to multiple customers. Even though only one copy of each movie title is resident on the system, customers may view and interact (i.e., pause, play, fast forward and reverse) independently with the same or different movie titles at any time. In contrast to PPV and NVOD, which require continuous broadcasting of programming content to all homes in a cable system, the Company's technology delivers programming content to viewers on a "pointcast" basis, only when requested by individual customers. DIVA's solution requires less cable system bandwidth than NVOD, while increasing convenience and variety for cable operators' customers.

     DIVA believes that its VOD products and services offer significant advantages to cable operators, who face increased competition for subscribers from direct broadcast satellite ("DBS") companies, the telecommunications industry and other video delivery services.* To date, DIVA has entered into discussions for deployment of its VOD system with a number of multiple systems operators ("MSOs") in the United States that are in the process of upgrading to two-way capable hybrid fiber/coaxial ("HFC") plant. DIVA has deployed its VOD service in a single headend location in cable systems owned by Lenfest Communications, Inc. ("Lenfest"), Adelphia Communications Corporation ("Adelphia"), Cablevision Systems Corporation ("Cablevision"), and R & A Management, LLC ("Rifkin") and in two headend locations owned by each of Chambers Communications Corp. ("Chambers") and Insight Communications Co., L.P. ("Insight"). In addition, the Company has entered into an agreement to deploy its VOD system in a multi-headend system owned by MediaOne of Colorado, Inc. ("MediaOne") beginning fourth quarter 1999.

     Additionally, the Company believes its VOD products and services are equally attractive in certain markets outside North America.* As a result, the Company has commenced business and market development activity in Europe, established DIVA UK Limited, a wholly owned subsidiary of the Company in the United Kingdom, opened and staffed an office in the U.K., and recently entered into an agreement with NTL Group Limited ("NTL") to commercially deploy its VOD products and services in the U.K. in 2000.

     The Company has obtained the rights to provide a broad array of entertainment content through license arrangements with Warner Bros. (including New Line Cinema, Turner and WarnerVision), Sony Pictures (including Columbia, Tristar and Sony Classics), Universal Pictures, Polygram, Walt Disney Pictures, Twentieth Century Fox, MGM, HBO and other specialized programmers. Under these arrangements, the Company has rights to over 3,000 video titles for its initial deployments, including new releases, library titles and classics, special interest videos, children's videos and adult content videos. The Company is expanding its license arrangements to include additional studios and specialized programmers and is pursuing distribution rights for new entertainment offerings, including on-demand music videos and educational, instructional and other content.

     The Company was founded in June 1995 when it acquired certain exclusive rights for consumer applications of the DIVA Video Server from Sarnoff Real Time Corporation ("SRTC"), a company formed as a spin-off from The Sarnoff Corporation ("Sarnoff"), formerly RCA Labs, which was responsible for inventing color television. Sarnoff, a premier video development laboratory, played a key role in developing the DirecTV satellite system and the high definition television ("HDTV") standard. DIVA acquired SRTC in April 1998.

     Home Video Entertainment Market

     Overview. The home video entertainment market has experienced dramatic growth from the proliferation of home video rentals and sales, cable television and DBS, including PPV services and NVOD. Total U.S. consumer spending on home video entertainment increased from less than $15 billion in 1987 to more than $45 billion in 1997 and is expected to exceed $70 billion by 2002.* The Company believes that this growth is driven by several factors, including: (i) greater viewing selection resulting from increased channel capacity; (ii) better quality audio and video signals provided from upgraded and digitally compressed cable and DBS services; (iii) increased production and marketing of feature films and television programming; and (iv) the growth of higher quality and more affordable home entertainment systems.*

     Home Video Rental Market. According to Veronis, Suhler & Associates, U.S. home video market revenues were approximately $15.1 billion in 1997, and consisted of approximately $7.5 billion in video rentals and $7.6 billion in video sales. There were approximately 81 million households with VCRs in the U.S. in 1997, with video rentals averaging 3.1 per month.

     Cable PPV Market. Cable PPV movie revenues totaled approximately $456 million in 1997. Approximately 29.4 million cable households had access to PPV in the U.S. in 1997. Based on industry sources, PPV buy rates averaged 0.3 buys per PPV-capable home per month. PPV services generally utilize two to four channels of capacity and typically offer viewers a choice of up to four movie titles with a new film starting every one to two hours.

     DBS NVOD Market. DBS NVOD movie revenues totaled approximately $400 million in 1997. As of the end of 1997, approximately 5.5 million households in the U.S. had access to NVOD, offered through DBS and other wireless technologies. In 1997, based on DBS industry statistics, NVOD buy rates averaged 1.3 buys per subscriber per month. DBS providers generally offer subscribers up to 80 titles in a given month. In 1998, SKYReports estimated monthly buy rates of 1.5 to 2.0 titles per subscriber for DirecTV, the largest DBS operator and also the largest provider of NVOD movies. DirecTV devotes up to 61 channels to NVOD and offers viewers a choice of 10 to 20 titles starting in a given hour, some having start times as frequently as every 30 minutes. MSOs are utilizing digital compression technology, which allows them to provide NVOD similar to that provided by DBS companies. Currently, DBS households spend over 450% more than cable households for PPV movies.

     DIVA's Opportunity

     The Company believes that its VOD products and services will enable MSOs to capture significant revenues from the home video entertainment market by combining the best features of video rentals, PPV and NVOD.* In contrast to the video rental market, VOD provides assured availability of popular movie titles, facilitates impulse buying and eliminates inconvenient trips to the video store, late return fees and tape rewind charges. In contrast to PPV and NVOD, the Company's VOD system provides instant in-home access to hundreds of movie titles with VCR functionality (i.e., pause, play, fast forward and rewind). As a result of the selection, convenience and functionality of its VOD capability, the Company expects that MSOs will be able to achieve higher movie buy rates and higher revenues than are currently obtainable from existing PPV and NVOD.*

     DIVA's VOD service requires cable systems with upgraded HFC plant and an activated return path. MSOs in discussions with DIVA are actively upgrading additional systems with HFC plant. According to the Cablevision Blue Book, the number of U.S. cable homes upgraded to two-way HFC plant as a percent of total U.S. homes passed by cable is estimated to be 45% at the end of 1998, although not all of such HFC plant had an activated return path.

     Deployment Agreements and Relationships

     The Company has entered into conditional multiple-year agreements with Adelphia, Cablevision and Rifkin. Each of these agreements is currently in an initial limited commercial trial phase. Each of the agreements may be terminated during this initial phase at the option of either party. If any agreement continues beyond the initial limited commercial trial phase, the term of such agreement is seven years (ten years in the case of Rifkin) per "cluster" from the date a certain minimum number of customers is achieved, where a "cluster" is an area serving a specified minimum number of homes passed. See "--Factors Affecting Operating Results--Dependence on Cable Operator Participation; Consolidation in Cable System Ownership; Unproven Business Models."

     The Company and Lenfest have entered into a multi-year agreement under which the parties agreed to broadly deploy DIVA's VOD service in Lenfest's Suburban Cable TV Co. Inc. systems that, as of October 31, 1998, served over one million customers in Pennsylvania, Delaware and New Jersey. Commencement of deployment is conditioned upon the successful completion of the integration of DIVA's VOD system with a set-top box manufactured by General Instrument and integration with an electronic program guide offering. The term of the agreement is seven years, subject to earlier termination upon the occurrence of certain events. DIVA's VOD service will be offered as part of package of digital programming in systems upgraded to two-way HFC plant, and will launch on a rolling schedule as Lenfest upgrades its cable systems and integrates digital offerings. DIVA does not anticipate that all areas in each Suburban Cable system will be upgraded in the foreseeable future.* Lenfest has announced that AT&T will acquire the additional 50% ownership interest to bring its ownership in Lenfest to 100%. AT&T is expected to have Comcast manage the Suburban Cable systems under an arrangement that may include a right for Comcast to acquire some or all of the systems. DIVA does not expect these changes in ownership to materially impact its agreement with Lenfest.*

     DIVA has signed an agreement to deploy its VOD system in two cable systems owned by Chambers. The term of the agreement is ten years per system and is not conditioned upon completion of an initial commercial trial. DIVA installed a DIVA Video Server in the first Chambers system in December 1998 and installed a DIVA Video Server in the second Chambers system in May 1999.

     DIVA has signed a multi-year agreement to deploy its VOD system in three cable systems owned by Insight. The agreement is not conditioned upon completion of an initial commercial trial. DIVA installed a DIVA Video Server in the first Insight system in May 1999 and in the second Insight system in August 1999. The Company anticipates that a DIVA Video Server will be installed in the third Insight system in fourth quarter 1999.*

     DIVA has signed a multi-year agreement to deploy its VOD system in a multi-headend system owned by MediaOne. The agreement is not conditioned upon completion of an initial commercial trial. Under the terms of this agreement, the Company is required to install a DIVA Video Server in the first of MediaOne's headends during the fourth quarter of 1999.

     DIVA has signed an agreement with NTL to modify its VOD system for wide scale commercial deployment in cable systems owned by NTL in the U.K. and Ireland. Rollout of this deployment is conditioned upon the achievement of certain technical and commercial milestones.

DIVA's Products and Services

     Technology

     The Cable Environment. Historically, cable operators delivered video signals in analog form to their subscribers using one-way, broadcast transmission. As the number of local television stations, television "superstations" and cable programming services increased, however, traditional cable plant and system architecture did not provide sufficient capacity to enable cable operators to expand and carry these new entertainment sources. Cable operators have chosen two principal methods to increase channel capacity:
(i) deliver some or all of the video signals in digital form using existing cable distribution plant, or (ii) replace and/or upgrade the cable distribution plant itself using higher capacity cable. Each method requires significant capital expenditures by the cable operator.

     HFC is a cable system architecture that generally utilizes fiber optic cable between the headend and the nodes and coaxial cable from the nodes to individual homes. HFC has several advantages over coaxial cable alone for cable operators that have elected to replace or upgrade cable plant: the fiber optic cable "backbone" is more reliable and more economical to operate and maintain, and the node configuration of HFC architecture enables efficient two-way activation of the cable system. Two-way activation gives the operator the option of providing high-speed cable modem, Internet and telephony services as well as true, interactive VOD.

     The DIVA System Solution. DIVA's system solution offers cable operators an opportunity to provide substantially more movie titles while utilizing significantly less channel capacity than analog or digital PPV or NVOD offerings. In contrast to these one-way PPV and NVOD service offerings, DIVA's system solution provides its broad content choices in a true, interactive format, whenever the cable subscriber chooses to access the service and with VCR functionality.

     DIVA's system requires upgraded HFC plant and delivers video content in digital form using pointcast (as opposed to broadcast) transmission. Upgraded HFC plant is also required to deliver high-speed cable modem access and telephony. Each of these applications requires an activated return path, i.e. "two-way" cable plant capable of sending signals from the home to the headend.

     DIVA's system solution capitalizes on the node architecture used for upgraded HFC plant. Very high capacity fiber optic cable connects the cable headend (and DIVA Video Server) to a number of fiber nodes. From each node, lower capacity coaxial cable is used to connect the node to subscriber homes. DIVA's pointcast approach utilizes only part of a conventional 6MHz cable channel to deliver each video stream, and then only when a particular home has ordered a program. In contrast to DIVA's technology, conventional, one-way broadcast (whether analog or digital) transmission requires that all programming be continuously available over the entire cable system, even if none of the television sets in the homes in a particular node are turned on or tuned to a particular programming channel. Use of channel capacity only when it is requested by a particular subscriber allows any unutilized capacity to be used by other subscribers. DIVA's existing headend systems can handle approximately 2,000 simultaneous viewers.

     The DIVA System Components

     DIVA's digital VOD system comprises hardware and software elements including (i) an operating platform, based on the DIVA Video Server (the "Video Server"), the DIVA Digital Link (the "DDL") and the DIVA System Manager (the "DSM"); (ii) a DIVA-compatible set-top box into which elements of DIVA's proprietary software are downloaded; and (iii) video programming content accessed through the on-screen interactive navigator.

     Operating Platform. The critical characteristic of DIVA's technology that enables the delivery of low-cost VOD is the concentration of computing power in the DIVA Video Server, which reduces the memory and processing requirements of the DIVA-compatible set-top box. The Video Server incorporates significant processing capacity, extensive storage and management capability. The DDL is the flexible link between the Video Server and the cable operator's digital headend. The DDL converts the Video Server's digital video stream output to signals that can be combined with other digital services for transmission over HFC cable plant to customers' homes. The core of the DIVA solution is the suite of software applications known as the DSM, which tie the Video Server, the DDL and the various supporting elements together. The DSM supports the initiation, completion, monitoring and reporting for all VOD services. It has a modular architecture and manages sessions, subscribers, content, billing and the local network.

     Digital Set-Top Box. The DIVA system requires a set-top box, which converts digital signals to analog form, and a remote control. DIVA's system architecture capitalizes on the centralization of the system's functionality and intelligence at the headend. Because the set-top box is the component of a VOD system which must be deployed in large numbers, cost savings focused on the set-top box compound rapidly and have a significant impact on overall cost savings for delivery of VOD service under DIVA's system architecture. Further, with computing power and content centered in the server and headend components, the look, feel, content and functionality of VOD service offerings and the navigator can be upgraded at the headend and implemented by software downloads without having to send a technician to the subscriber's home to replace the set-top box or install new functionality. The Company and General Instrument Corporation ("General Instrument") have demonstrated the successful port of the Company's VOD application to General Instrument's Digital Network System ("DNS"). The initial implementation of this integration was tested on a limited, non-commercial basis with Lenfest, and a commercial version has been launched in systems owned by Chambers and Insight. In addition, the Company is party to a developer agreement with Scientific-Atlanta, Inc. ("Scientific-Atlanta") to enable the Company to port its VOD system products to the Scientific-Atlanta digital set-top box platform.

     Navigator. Users control their VOD service through DIVA's on-screen interactive guide or navigator, which is an audio and visual interactive interface displayed on a viewer's television. The navigator allows a customer, using a simple remote control, to move through on-screen information, to order video titles, and to control the pause, play, rewind and fast forward features when viewing a movie or other title.

     Operations

     DIVA offers its VOD products and services to cable operators. In combination, these represent a technology platform with programming, marketing and billing services and which facilitates customer handling processes by utilizing existing cable infrastructure and personnel. The cable operator provides installation of set-top boxes and certain customer service functions.

     Headend Equipment Installation and Management. DIVA provides the DIVA Video Server and related headend equipment and can install, monitor and maintain multiple server locations. DIVA has established an automated remote monitoring system with field service and maintenance capabilities for its VOD system. Employees in DIVA's regional operations centers make use of this advanced system in monitoring the operations of the Company's VOD service in local areas.

     Customer Service and Training. DIVA is able to leverage an MSO's existing customer service infrastructure and personnel. The Company has developed training programs which enable an MSO's existing customer service representatives to handle all calls relating to new VOD orders, billing questions and other customer inquiries or requests for guidance. DIVA provides technical assistance, including responding to certain customer telephone inquiries, to the MSOs.

     Billing and Management Information Systems. DIVA has developed its own real-time billing and management information system to interface with the cable operator's billing system. DIVA's billing system supports deployment of DIVA's VOD service with the majority of current cable industry billing systems and provides the option to bill customers separately or on an integrated basis as part of the cable operator's bill. The Company's management information system plays a major role in collecting, analyzing and reporting usage, revenue, churn, migration and other key performance measures of DIVA's VOD service for cable operators. The Company believes that this information will be valuable in determining program selections, as well as providing demographic information for the cable companies and the studios.

     Marketing

     DIVA's multimedia marketing strategy combines traditional direct response elements with support elements that create awareness for its VOD service and help attract new customers. The traditional direct response approach could include a telemarketing and direct-mail campaign targeting specific households and local newspaper advertisements. Support elements include: (i) a commercial promoting the VOD service on heavily viewed cable channels; (ii) an "infomercial" running on a specially dedicated cable barker channel available to all subscribers; and (iii) marketing materials that promote the VOD service accompanying MSOs cable bills. The Company has also developed training programs to enable customer service representatives to reinforce the selling points of the VOD service to prospective customers who call to inquire further about the service. Finally, DIVA has built numerous promotional features into its on-screen interactive guide in an effort to secure customer loyalty and increase customer retention. All of these services and products are available to cable operators individually or in bundled packages to meet the cable operator's needs.

     Programming

     DIVA has entered into license arrangements for its initial deployments with Warner Bros. (including New Line Cinema, Turner and WarnerVision), Sony Pictures (including Columbia, Tristar and Sony Classics), Universal Pictures, Polygram, Walt Disney Pictures, Twentieth Century Fox, MGM, HBO, Nelvana Entertainment, Artisan Entertainment, National Geographic, Bravo, Playboy and Discovery and other studios and content providers to license new releases, library titles, children's programming and special interest programming on terms no less favorable than those available to PPV services. These arrangements typically provide for title availability 30 to 60 days after release to the home video market. License arrangements for VOD titles currently are negotiated on a title-by-title and geographic basis. See "--Factors Affecting Operating Results--Risks Associated with Programming Content."

     DIVA has had preliminary discussions with a number of music labels and believes that it will be able to develop a viable on-demand music video service.* In addition, DIVA is exploring "time shifting," a new interactive service, which may provide television programming on demand.

     Manufacturing

     DIVA currently outsources the manufacturing of its major system hardware components to specialized manufacturing organizations. The Company has subcontracted manufacturing of the DIVA Video Server and other components to third-party manufacturers. DIVA's in-house system development and manufacturing operations perform system engineering, write software applications and provide quality assurance, integration, final assembly and testing for its VOD system components.

Product Development and Competition

     Product Development

     The Company's engineering and development activities focus on platform and product development and related engineering efforts to enhance DIVA's VOD system and service offerings. These activities currently include: (i) enhancing DIVA's VOD platform to integrate with new services being deployed by cable operators,
(ii) porting navigator software and VOD service command and control functionality to third-party digital set-top boxes and electronic program guides, (iii) expanding stream capacity of the DIVA Video Server, (iv) implementing distributed network architectures for deployment in conjunction with large regional headends, (v) migrating to MPEG-2 video encoding standards,
(vi) reducing the physical size of VOD system components located in cable headends, (vii) integrating billing and usage information with systems supplied by third-party cable industry billing vendors, (viii) reducing the cost of various VOD system components, (ix) adding system functionality to support new services such as music videos and time shifting, and (x) investigating alternative methods of distributing encoded content to headends, including satellite delivery.

     The Company's engineering and development expenses for the period from July 1, 1995 (inception) to June 30, 1999 and the years ended June 30, 1997, 1998 and 1999 were $62.6 million, $11.8 million, $18.1 million and $24.3 million, respectively.

     Competition for VOD Services

     The market for in-home video entertainment services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition in the market for VOD services to intensify and increase in the future.* A number of companies have announced an intention to introduce a VOD service or deliver VOD components that might be deployed by a video service provider. Intertainer, a company owned in part by Comcast Cable Communications ("Comcast"), Intel Corporation ("Intel"), Sony Corp. of America and NBC, is currently conducting trials with Comcast and US West to provide VOD and other services over high speed networks such as ADSL (Asymmetric Digital Subscriber Line) and cable modems primarily to the personal computer, but plans to provide services to television sets in the future. It is possible that companies currently operating overseas will adapt their technology and offer it through high-speed networks in the United States. Elmsdale Media is currently conducting a trial for its VOD system in Cardiff, Wales for NTL. VideoNet is conducting a trial in Britain over telephone wires offering VOD and other interactive services to non-paying customers and expects to start serving paying customers in the fourth quarter of 1999. Hongkong Telecom began offering commercial interactive services, including VOD, in March 1998. Other companies internationally and domestically have also announced plans to provide VOD services which vary in degree of commercial viability. There can be no assurance that these or other companies will not provide equivalent or more attractive capabilities that could be more acceptable to cable operators and their subscribers.

     It is also possible that competitors may form alliances, develop a competitive VOD service and rapidly acquire significant market share. Such competition would materially and adversely affect the Company's business, operating results and financial condition. Companies that are or may be capable of delivering VOD components include Concurrent Computer Corp, Celerity Systems Inc., Mitsubishi Electronics America, Nippon Electric Corp., nCUBE, Pioneer and its affiliates, SeaChange International, Inc., Silicon Graphics Inc., Unisys, General Instrument, Scientific-Atlanta, Sony Corporation, Vivid Technology Inc. and FreeLinQ Communications Corporation. Some of these competitors have developed VOD products that have undergone tests or trials and may succeed in obtaining market acceptance of their products more rapidly than the Company. In addition, Time Warner Inc. previously field tested an integrated system solution utilizing components from a number of the aforementioned entities. This trial has since been terminated. Notwithstanding termination of its field trial in Orlando, Time Warner Inc. has reached agreements with certain industry suppliers for elements that might be used in designing and integrating a next generation VOD system solution for an initial deployment in 2000. Cablevision has operated limited trials of in-house VOD solutions. Certain of the Company's competitors or potential competitors have developed affiliations with cable operators or alternative distribution providers to develop services or technologies that may be better or more cost effective than the Company's VOD service. These services or technologies may be more attractive to cable operators, particularly those that desire to own all hardware and software components of the VOD service. In addition, certain of these potential competitors are either directly or indirectly affiliated with content providers and cable operators and could therefore materially impact the Company's ability to sign long-term services contracts with such cable operators and obtain content from such providers. Although the Company is pursuing joint development efforts to port its VOD service to digital platforms that are or will be broadly deployed in the cable industry, these third party equipment manufacturers have the financial and technical ability to develop and sustain deployment of their own proprietary VOD platforms. There can be no assurance that the Company will not face competition from these suppliers or their affiliates or that they will support the integration of Company's VOD service with their own components. See "--Factors Affecting Operating Results--Compliance with Industry Standards; Need to Integrate with Set-Top Box Manufacturers."

     The Company may also face competition from cable operators or other organizations, including but not limited to the telephone companies, providers of DBS, PPV and NVOD, cable programmers and Internet service providers, who could provide VOD-like services through cable and alternative delivery platforms, including the Internet, telephone lines and satellite and other wireless services. Recent announcements of combinations of DBS services DirecTV and the Dish Network with digital recording devices from Replay Networks and TiVo may represent stronger competition through the ability to store and replay broadcast programming with pause, play, fast-forward and reverse capability. For example, the Company could encounter competition from companies such as Microsoft/WebTV Plus, Excite@Home or video streaming companies that in the future may be able to deliver movies over the Internet to the television, or from consumer use of purchased or rented digital video discs or variants thereof. In addition, the competitive environment in which the Company will operate may inhibit its ability to offer its VOD service to cable operators and other types of operators that compete with one another in the same territory. A cable operator may require the Company to provide its VOD service exclusively to such cable operator in a particular territory. Further, cable operators themselves may offer competing services, including increased NVOD offerings, or may be unwilling to use the Company's VOD service and/or products exclusively. There can be no assurance that any cable operator will commit exclusively to the Company's VOD service and/or products. In particular, cable operators may trial a number of different alternatives. The Company will also face competition for viewers from providers of home video rentals, which are increasingly entering into revenue sharing arrangements with content providers. These arrangements have resulted in a significant increase in the number of copies available for rental and an extension in the rental period at major video chains and, accordingly, have made home video rentals more attractive to consumers.

     Many of the Company's competitors and potential competitors have longer operating histories, greater name recognition, and significantly greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services more effectively than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Intellectual Property

     The Company's future success depends, in part, on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents, licenses and other intellectual property arrangements. The Company has licensed rights to the DIVA Video Server and the DIVA set-top decoder initially developed by Sarnoff. Sarnoff and the Company have been awarded patents and have filed applications and intend to file additional applications for patents covering the DIVA Video Server. Sarnoff and the Company have filed applications for patents covering the set-top decoder, and the Company has filed patent applications, and intends to file additional and derivative patent applications covering the interactive service and its technology. There can be no assurance, however, that any patents issued to Sarnoff or the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Despite the efforts of Sarnoff and the Company to safeguard and maintain these proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. From time to time, the Company has received notices from third parties claiming infringement of certain intellectual property rights. Although the Company does not believe it infringes any third party's intellectual property rights, DIVA could encounter similar claims in the future.*

     Since patent applications in the U.S. are not publicly disclosed until the patent has been issued, applications may have been filed that, if issued as patents, would relate to the Company's products. In addition, the Company has not conducted a comprehensive patent search relating to the technology used in the DIVA Video Server or the Company's VOD system. The Company is subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future based on patents or trade secrets or that such claims will not be successful. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to provide its VOD service in the U.S. and internationally, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its MSOs and other end users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation regardless of the merits of such claims, and damages, license fees, royalty payments and restrictions on the Company's ability to provide its

VOD services or products, any of which could have a material adverse effect on the Company's business, operating results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Employees

     As of August 31, 1999, DIVA had 258 employees. None of DIVA's employees are currently represented by a labor union. DIVA believes that its relationship with its employees is good.

Item 2.  Properties

     The Company's principal facilities are located in Redwood City, California, where the Company currently leases approximately 82,000 square feet. The term of this lease runs through June 1, 2007 with two five-year renewal options. In addition, the Company currently leases 4,433 square feet of office space in King of Prussia, Pennsylvania, which directly supports the Philadelphia operations. This lease expires in December 1999. DIVA also leases 22,600 square feet of office space in Princeton, New Jersey. The term of the lease runs through November 1, 2001 with two five-year renewal options.

Item 3.  Legal Proceedings

     The Company is not a part to any material litigation at the present time.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

     There is no established public market trading market for the Company's Common Stock. As of June 30, 1999 there were approximately 227 holders of record of the Company's Common Stock and approximately 171 holders of record of the Company's Preferred Stock.

     The Company has not paid any dividends since its inception and does not intend to pay any dividends on its capital stock in the foreseeable future. The Company anticipates that it will retain all future earnings, if any, for use in its operations and expansion of the business. In addition, the terms of the indenture agreement related to the Company's 12-5/8% Senior Discount Notes due 2008 restrict the Company's ability to pay dividends on, or make distributions in respect of its capital stock.

     During the year ended June 30, 1999, the Company issued and sold an aggregate of 267,420 and 10,700 shares of Common Stock to employees and consultants for an aggregate purchase price of $279,575 and $25,680 pursuant to exercises of options under its 1995 Stock Plan and its 1998 Stock Plan, respectively. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder.

Item 6. Selected Financial Data:




                                                                             Year Ended June 30,
                                                             -------------------------------------------------       Period from
                                                                 1997               1998              1999           July 1, 1995
                                                             ------------       ------------      ------------      (inception) to
                                                                    (in thousands, except per share data)            June 30, 1999
                                                                                                                    ----------------

Consolidated Statement of Operations Data:
Revenue .............................................         $      --          $      82          $     293          $     375
                                                              ---------          ---------          ---------          ---------
Operating Expenses:
  Programming .......................................             4,020              5,370              8,159             17,830
  Operations ........................................             1,340              4,542              8,162             14,044
  Engineering and development .......................            11,763             18,070             24,321             62,589
  Sales and marketing ...............................             2,960              4,384              5,707             14,122
  General and administrative ........................             3,673              8,552             16,581             30,288
  Depreciation and amortization .....................               891              5,261             19,127             25,310
  Amortization of intangible assets .................                --                 45                178                223
  Acquired in-process research and development (1) ..             4,061             24,321                 --             28,382
                                                              ---------          ---------          ---------          ---------
Total operating expenses ............................            28,708             70,545             82,235            192,788
                                                              ---------          ---------          ---------          ---------
Operating loss ......................................            28,708             70,463             81,942            192,413
                                                              ---------          ---------          ---------          ---------
Other (income) expense, net:
Equity in (income) loss of investee .................             2,080              1,631                 --              3,354
Interest income .....................................              (410)            (5,632)            (8,645)           (14,752)
Interest expense ....................................             3,590             13,730             33,967             51,682
                                                              ---------          ---------          ---------          ---------
Total other (income) expense, net ...................             5,260              9,729             25,322             40,284
                                                              ---------          ---------          ---------          ---------
Net loss before extraordinary item ..................            33,968             80,192            107,264            232,697
Extraordinary loss--early extinguishment of debt ....                --             10,676                 --             10,676
                                                              ---------          ---------          ---------          ---------
Net loss ............................................         $  33,968          $  90,868          $ 107,264          $ 243,373
Accretion of redeemable warrants ....................                91                763                969              1,823
                                                              ---------          ---------          ---------          ---------
Net loss attributable to common stockholders ........         $  34,059          $  91,631          $ 108,233          $ 245,196
                                                              =========          =========          =========          =========
Basic and diluted net loss per share:
Loss before extraordinary item ......................         $    2.22          $    4.92          $    6.31          $   15.68
Extraordinary loss--early extinguishment of debt ....                --               0.65                 --               0.71
                                                              ---------          ---------          ---------          ---------
Net loss ............................................         $    2.22          $    5.57          $    6.31          $   16.39
                                                              =========          =========          =========          =========

Shares used in per share computations ...............            15,316             16,447             17,147             14,952
                                                              =========          =========          =========          =========



                                                                                Year Ended June 30,
                                                                    ---------------------------------------
                                                                       1997           1998          1999
                                                                    ----------     ----------    ----------
                                                                                  (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments ...........      $     234      $ 197,564     $ 130,737
Property and equipment, net ..................................          7,063         19,349         9,792
Total assets .................................................         16,408        228,205       154,264
Long-term debt ...............................................         28,440        243,031       275,564
Redeemable warrants ..........................................            376          1,139         2,108
Total stockholders' deficit ..................................        (16,281)       (20,312)     (127,413)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including but not limited to, certain assumptions regarding increases in customers, revenues and certain expenses. Forward-looking statements are identified with an asterisk (*) and reflect the Company's current expectations. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Actual results will differ and such differences may be material. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and in "--Factors Affecting Operating Results."

Overview

     The Company was founded in July 1995 and is still in the development stage. Since inception, the Company has devoted substantially all of its resources to developing its VOD system, establishing strategic relationships, negotiating deployment agreements, carrying out initial marketing activities and establishing the operations necessary to support the commercial launch of the Company's VOD service. Through June 30, 1999, the Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow, primarily due to the engineering and development and start-up costs required to develop its VOD service. Since inception through June 30, 1999, the Company had an accumulated deficit of $243.4 million. The Company currently intends to increase its operating expenses and its capital expenditures in order to continue to deploy, develop and market its VOD products and services*. As a result, the Company expects to incur substantial additional net losses and negative cash flow for at least the next several years.*

     Prior to April 1, 1998, the Company held approximately 40% of the stock of SRTC. On that date, the Company acquired the remaining 60% of the issued and outstanding stock of SRTC in exchange for 3,277,539 shares of Series AA Preferred Stock valued at $6.50 per share and the assumption of all outstanding SRTC stock options.

     The Company accounted for the merger as a purchase, and, accordingly, the operating results of SRTC have been included in the Company's Consolidated Financial Statements since the date of acquisition. Approximately $535,000 of the purchase price was allocated to intangible assets and $24.3 million has been allocated to acquired in-process research and development for the fiscal year ended June 30, 1998. See "Results of Operations--Operating Expenses--Acquired In-Process Research and Development Expenses" and Note 3 of Notes to Consolidated Financial Statements.

Results of Operations

     Since its inception, the Company has engaged primarily in technology development and activities related to the startup of business operations. Accordingly, the Company's historical revenues and expenditures are not necessarily indicative of, and should not be relied upon as an indicator of, revenues that may be attained or expenditures that may be incurred by the Company in future periods.

Revenues

     Currently, revenues consist of per-movie viewing fees, monthly service fees and the sale of monthly subscription packages. The majority of revenues consist of per-movie viewing fees paid by customers to view movies on demand. The Company initiated the commercial launch of its VOD service on September 29, 1997. As of June 30, 1999, the Company's VOD service was deployed at six MSO locations. Revenue for the fiscal years ended June 30, 1998 ("Fiscal 1998") and June 30, 1999 ("Fiscal 1999") was $82,000 and $293,000,
respectively. The Company realizes monthly revenue pursuant to deployment agreements with MSOs only when its VOD system is successfully integrated and operating and customer billing commences. Generally, the timing and extent of deployment under each agreement is conditioned on a successful initial deployment phase, followed by a larger rollout in the applicable MSO system based on an agreed upon schedule.

     Effective in Fiscal 2000, the Company offers for sale VOD products such as the Video Server and DDL as well as licenses its DSM software. In addition, the Company will provide operational support services including content acquisition and management, engineering services, billing and navigator services at the option of the MSO. As a result, VOD product and service revenues will differ significantly in timing and in amount when compared to the previous mix of revenues which primarily resulted from monthly per-movie fees. The Company believes that under this new business model, revenues will fluctuate significantly from period to period and its success will depend on a number of factors including the Company's ability to commercially deploy its VOD products and services in a significant number of large headend locations.*

See "--Factors Affecting Operating Results - Uncertainty of Future Revenues; Fluctuating Operating Results and Dependence on Cable Operator Participation; Consolidation in Cable System Ownership; Unproven Business Models".

Operating Expenses

     Programming expense. Programming expense includes license fees payable to content providers, costs for the acquisition and production of digitally encoded programming content (i.e. movies, videos, previews, promotions, etc.) and content duplication and distribution expenses. Programming expense was $4.0 million, $5.4 million and $8.2 million for the fiscal years ended June 30, 1997 ("Fiscal 1997"), Fiscal 1998 and Fiscal 1999, respectively. The increase in programming expenses was primarily attributable to the Company's multiple commercial deployments, including the coding of content in both the MPEG 1 and MPEG 2 format, and an increase in the overall volume of programming content in the Company's library. Additionally, the Company has experienced increased personnel costs in the area of program acquisition and program production services.

     Operations Expense. Operations expense includes the cost of field operations, both for initial launches and for the ongoing operations of the Company's VOD service. These costs include technical support, customer service training, installation and launch support, maintenance costs for headend equipment and other field support costs. In addition, operations expense includes personnel and other costs which support the Company's ongoing manufacturing relationships with third-party manufacturers for the Company's Video Server and other VOD hardware. Operations expense was $1.3 million, $4.5 million and $8.2 million for Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively. The increase in operations expense between Fiscal 1997, Fiscal 1998 and Fiscal 1999 was primarily the result of increased personnel costs in both the operations and manufacturing areas as the Company commercially launched its VOD service and increased its manufacturing activities related to the production of the Company's VOD service and related head-end equipment as well as prototype set-top boxes. Included in the increase was the expansion in personnel and facilities of the Company's network operating center in King of Prussia, Pennsylvania.

     Engineering and Development Expense. Engineering and development expense consists of salaries, consulting fees and other costs to support product development, prototype hardware costs, ongoing system software and integration and new services technology. To date, the most substantial portion of the Company's operating expenses has been engineering and development expense. Engineering and development expense was $11.8 million, $18.1 million and $24.3 million for Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively. The increase in engineering and development expense was attributable to the hiring of additional engineering and development personnel and outside consultants in connection with the Company's further development and refinement of its VOD technology, including activities directed toward reducing the cost of its technology. In addition, the Company has dedicated significant engineering and development resources toward the integration of its VOD technology with various industry adopted two-way digital platforms, including digital set-top boxes. Included in engineering and development expense for Fiscal 1998 and Fiscal 1999 was approximately $11.5 million and $5.7 million, respectively in prototype set-top box costs and server development expenses. Additional engineering and development expenses of $1.6 million and $6.6 million in Fiscal 1998 and Fiscal 1999, respectively, were attributable to the consolidation of engineering and development expenditures from SRTC subsequent to completion of the acquisition of SRTC. The Company intends to increase engineering and development expenses to fund continued development and enhancements of its VOD products and services.* The Company believes significant investments in engineering and development will be necessary to remain competitive and to respond to market pressures.*

     Sales and Marketing Expense. Sales and marketing expense consists of the costs of marketing the Company's VOD products and services to MSOs and their customers and includes business development and marketing personnel, travel expenses, trade shows, consulting fees and promotional costs. In addition, sales and marketing expense includes direct costs related to acquiring customers, such as telemarketing, direct mailings, targeted advertising and promotional campaigns. Sales and marketing expense was $3.0 million, $4.4 million and $5.7 million for Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively. The primary items contributing to the increase in marketing expense were the hiring of additional personnel, promotional expenditures in connection with the Company's recent commercial deployments and continued business development activities (including participation in industry trade shows and exhibits in Fiscal 1998 and Fiscal 1999) and product management costs. The Company expects sales and marketing expense to continue to increase as the Company pursues and enters into new agreements.*

     General and Administrative Expense. General and administrative expense consists primarily of salaries and related expenses of management and administrative personnel, professional fees and general corporate and administrative expenses. General and administrative expense covers a broad range of the Company's infrastructure including corporate functions such as executive administration, finance, legal, human resources, international business development and facilities. In addition, general and administrative expense includes costs associated with the development, support and growth of the Company's complex information system infrastructure.

     General and administrative expense was $3.7 million, $8.6 million and $16.6 million for Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively. Overall, general and administrative expense has increased as a direct result of the growth of the Company in all phases of its operations. The increase in general and administrative expense between Fiscal 1997, Fiscal 1998 and Fiscal 1999 relates primarily to increased personnel from 20 full-time employees at June 30, 1997 to 35 full-time employees at June 30, 1998 and to 49 full-time employees at June 30, 1999. In addition to the increase in personnel related expenses, the increase in general and administrative expense in Fiscal 1999 compared to Fiscal 1998 is the result of $1.5 million in recruiting related expenses (of which $1.1 million was in connection with the Company's hiring of a new President and Chief Executive Officer), $1.0 million in compensation expense, $500,000 in increased legal and patent related expenses and $400,000 in international business development expenses, including the opening of an office in the United Kingdom. Additional general and administrative expenses of $1.4 million in Fiscal 1999 were attributable to the consolidation of general and administrative expenses from SRTC subsequent to the completion of the acquisition of SRTC. There were no comparable expenses for Fiscal 1998. General and administrative expense is expected to increase substantially in order to support expansion of the Company's business.*

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, including DIVA Video Servers and other headend hardware. Generally, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense was $891,000, $5.3 million and $19.1 million for Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively. The increase in depreciation and amortization expense in Fiscal 1998 was the result of the Company's commercial deployments and the resulting increase in VOD servers and related headend equipment placed in service as well as an overall increase in general capital equipment used in other phases of the Company's operations. The significant increase in deprecation and amortization expense in Fiscal 1999 is primarily the result of a write-down of approximately $9.1 million related to older, prototype DIVA Video Servers and other server related hardware and components. This charge is the result of a change in the Company's business model which occurred in the fourth quarter of Fiscal 1999. Depreciation and amortization expense is expected to continue to increase due to planned expenditures for capital equipment and other capital costs associated with the deployment and expansion of the Company's business.*

     Acquired In-Process Research and Development Expense. During Fiscal 1997, the Company acquired Norstar Multimedia, Inc. ("Norstar") for $4.1 million, consisting of 857,370 shares of the Company's Class C Common Stock and cash consideration of $3.4 million. In connection with the Norstar acquisition, the Company wrote off acquired in-process research and development expenses of $4.1 million as a charge to operations for Fiscal 1997 since the Norstar technology acquired had not reached technological feasibility and there was no future alternative use for this technology.

     In April 1998, the Company acquired in a stock-for-stock acquisition the 60% of the issued and outstanding stock of SRTC not already owned by the Company. The Company issued 3,277,539 shares of Series AA Preferred Stock and assumed all outstanding SRTC stock options. The Company accounted for the merger as a purchase, and, accordingly, the operating results of SRTC have been included in the Company's Consolidated Financial Statements since April 1, 1998. As a result of the SRTC acquisition, the Company allocated $535,000 to intangible assets and $24.3 million to acquired in-process research and development expenses as a charge to operations for Fiscal 1998.

     In connection with the acquisition of SRTC, the Company analyzed the intangible assets acquired. As a result of this analysis, two key intangibles, server technology under development and existing assembled workforce, were identified. The method used to estimate the fair market value of certain assets was the cost approach. This approach is based on the theory that a prudent investor would pay no more than the cost of constructing a similar asset of like utility at prices applicable at the time of appraisal. The cost approach is often used to value an early stage technology, or non income-generating asset. Given that the server is in the early development stage, the cost approach was used to value the server technology and the assembled workforce. In employing the cost approach, the Company first identified the historical costs incurred by SRTC in developing the VOD server. Then, these costs were adjusted upward by 5% to reflect an inflation/wage adjustment factor. Additionally, the total costs were reduced by at 15% efficiency factor to represent development savings based on the knowledge and experience of SRTC personnel as of the current date. Such costs totaled $24.3 million.

     At the time of the acquisition, the server technology was still in development. Although prototypes of the server had been integrated in the Company's VOD service and deployed in limited commercial trials, it was not of a scale for widespread commercial deployment. Accordingly, the server technology was not expected to generate significant revenue for the Company and had no future alternative use at the time. The Company intended to expend significant resources to develop the server technology. In connection with the server technology the Company identified two major significant development programs:

     The first program includes redesigning the hardware and the software in order to significantly reduce the cost of the current VOD server. The Company has determined that to achieve widespread commercial deployments, it must significantly reduce the cost per stream. Additionally, the Company embarked on a development plan to reduce the footprint of the server by at least 20% and reprogram hundreds of thousands of lines of code to more efficiently utilize the data. This development effort includes writing new storage algorithms and ISR code (improving the way the data is read), rewriting the buffer code, using more DRAM memory, employing fiber optic technology for remote access and developing other technology features. The new server represents a significant redesign, and there are significant risk factors regarding its technological feasibility. The first version of the new server product was introduced in mid 1999 and will be upgraded periodically thereafter. The Company spent approximately $5.5 million for this server development in Fiscal 1999 and expects to spend approximately $2.5 million in Fiscal 2000.*

     The second program involves development of a completely new hardware and software architecture for the server component used in the Company's VOD service network. This version of the Company's VOD server is expected to use industry-standard microprocessors and electronic circuit boards and chassis. In addition, the Company will use a commercially available real time operating system. The Company will also need to integrate the VOD application with this VOD server. The second-generation server is planned to be modular to allow for more effective scaling of server capacity and to provide improved fault handling. Although this next generation server is expected to employ commercially available hardware and software as a basis for the platform, it will require substantial research and development to combine the hardware and software components into a commercially available operating system.* Many of the concepts and technologies the Company will be employing are new and have little or no previous commercial history. The Company spent approximately $2.7 million in Fiscal 1999 and expects to spend approximately $6.0 million on this VOD server development for Fiscal 2000.*

     The Company expects development of this next version of the Company's VOD server to be substantially completed by the second half of Fiscal 2000.* The completion of the aforementioned development programs by the second half of 2000 is key to the widespread commercial deployment of the Company's VOD service. The risks of completing the development effort were significant as of April 1, 1998. Should the Company be unable to complete the development of the technology acquired, the Company's ability to enter into long-term contracts with cable operators to provide an economical, commercially viable VOD service would be greatly impaired. Failure to successfully develop these projects could have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness.

     The Company retained substantially all of SRTC's existing personnel, and as a result the Company valued the assembled workforce using the cost approach. This approach assigned costs to acquire and train the existing workforce on a fully burdened basis of approximately $535,000 for the remaining 60% ownership.

Other Income and Expense

     Other income and expense primarily consists of interest income and interest expense and equity in income of SRTC. Interest income consists of earnings on cash, cash equivalents and short-term investments. Interest income was $410,000, $5.6 million and $8.6 million for Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively. The increase in interest income is the result of increased cash and cash equivalents balances which are invested in short-term interest bearing accounts and an increase in short-term investments. Interest expense consisted primarily of accreted interest on the Company's outstanding debt. Interest expense increased substantially from $3.6 million for Fiscal 1997 to $13.7 million in Fiscal 1998 and to $34.0 million in Fiscal 1999 and is expected to continue to increase in Fiscal 2000.* The increase in interest expense was due to the significant increase in the Company's debt as a result of the offering of the Company's 12-5/8% Senior Discount Notes due 2008 (the "1998 Notes") which was completed on February 19, 1998. The 1998 Notes were issued at a substantial discount from their aggregate principal amount at maturity of $463.0 million. Although cash interest is not payable on the 1998 Notes prior to September 1, 2003, the Company's interest expense includes the accretion of such interest expense. The carrying amount of the 1998 Notes will accrete to its face value by March 1, 2003. Beginning September 1, 2003, cash interest will be payable on the notes semi-annually in arrears on each March 1st and September 1st at a rate of 12 5/8% per annum.

     In February 1998, the Company's Subordinated Discount Notes due 2006 (the "1996 Notes") were exchanged for a portion of the 1998 Notes. See "--Liquidity and Capital Resources." In connection with this exchange, the Company recorded an extraordinary loss of approximately $10.7 million ($0.65 per share), consisting primarily of a cash premium paid to holders of the 1996 Notes, resulting from the exchange of the 1996 Notes. This charge was included in the net loss for Fiscal 1998.

Provision for Income Taxes

     The Company has not provided for or paid federal income taxes due to the Company's net losses.

     As of June 30, 1999, the Company had net operating loss carryforwards of approximately $152.3 million to offset future income subject to federal income taxes and $82.0 million available to offset future California taxable income. As of June 30, 1999, the Company had $6.5 million in net operating losses to offset future New Jersey taxable income. The extent to which such loss carryforwards can be used to offset future taxable income may be limited because of ownership changes pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     From inception through June 30, 1999, the Company has financed its operations primarily through the gross proceeds of private placements totaling approximately $76.3 million of equity and $250.0 million of high yield debt securities, net of repayments. As of June 30, 1999, the Company had cash and cash equivalents and short-term investments totaling $130.7 million.

     In May 1996, the Company received $25.0 million in gross proceeds from the sale of 47,000 units, consisting of 1996 Notes with an aggregate principal amount at maturity of $47.0 million and warrants to purchase an aggregate of 1,898,800 shares of Common Stock. Aggregate proceeds of $285,000 were attributed to these warrants. In connection with the offering of the 1998 Notes, the Company subsequently retired all of the 1996 Notes in a debt exchange.

     In July and August 1996, the Company completed the sale of Series C Preferred Stock for approximately $25.9 million in gross proceeds.

     In August and September 1997, the Company completed the sale of Series D Preferred Stock for approximately $47.4 million in gross proceeds.

     On February 19, 1998, the Company received $250.0 million in gross proceeds from an offering of 463,000 units consisting of 1998 Notes with an aggregate principal amount at maturity of $463.0 million and warrants to purchase an aggregate of 2,778,000 shares of Common Stock. Of these units, a total of 404,998 units were offered for sale and an additional 58,002 units were exchanged for all the 1996 Notes. Each unit consists of one 1998 Note and three warrants each exercisable to purchase two shares of the Company's Common Stock at $0.005 per share. The 1998 Notes are senior unsecured indebtedness of the Company, and rank pari passu with any future unsubordinated unsecured indebtedness. The 1998 Notes will be senior to any future subordinated indebtedness of the Company, but effectively will be subordinated to any secured indebtedness of the Company.

     The 1998 Notes were issued at a substantial discount from their aggregate principal amount at maturity of $463.0 million. Although cash interest is not payable on the 1998 Notes prior to September 1, 2003, the Company's interest expense includes the accretion of such interest expense and the carrying amount of the 1998 Notes will accrete to face value by March 1, 2003. Beginning September 1, 2003, cash interest will be payable on the notes semi-annually in arrears on each March 1 and September 1 at the rate of 12-5/8% per annum. There are no principal payments due on the 1998 Notes prior to maturity on March 1, 2008.

     The gross proceeds to the Company from the issuance of the 1998 Notes were approximately $250.0 million. In connection with the offering, the Company allocated approximately $18.1 million of the proceeds to the warrants. The net proceeds from the offering of the 1998 Notes were approximately $200.0 million, after deducting placement fees and other offering costs, the extinguishment of the 1996 Notes and a premium paid in connection with the early extinguishment of the 1996 Notes.

     The Company expects to incur significant capital expenditures and operating expenses in the future.* Capital expenditures include DIVA Video Servers, DDLs and other related headend equipment, inventory, and general capital expenditures associated with the anticipated growth of the Company. The amount of capital expenditures will, in part, be driven by the rate at which cable operators introduce the Company's VOD products and services. In addition to capital expenditures, the Company anticipates expending a significant portion of its resources for sales and marketing, continued development and enhancement of its VOD technology, development of new services and other expenses associated with the delivery of its VOD service.* Actual capital requirements may vary from expectations and will depend on numerous future factors and conditions, many of which are outside of the Company's control, including, but not limited to (i) the ability of the Company to meet its platform development and product integration schedules; (ii) the accuracy of the Company's assumptions regarding the rate and extent of commercial deployment and market acceptance of its VOD products and services;
(iii) the number and timing of VOD product sales, license and service agreements with cable operators; (iv) the nature and cable operator acceptance of new products and services to be offered by the Company; (v) unanticipated costs; and
(vi) the need to respond to competitive pressures and technological changes. The Company may also use a portion of its cash resources to purchase some of its outstanding indebtedness in the open market from time to time depending on market conditions. The Company believes that its cash, cash equivalents and short-term investments at June 30, 1999 will be sufficient to satisfy the Company's liquidity at least through the end of calendar 2000.* Thereafter, the Company will need to raise significant additional funds to support its operations. However, the Company may need to raise additional funds earlier if its estimates of working capital and/or capital expenditure requirements change or prove to be inaccurate. The Company may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. The Company has no present commitments or arrangements assuring it of any future equity or debt financing, and there can be no assurance that the Company will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that the Company is unable to obtain such additional capital, the Company will be required to delay the expansion of its business or take other actions that could have a material adverse effect on the Company's business, operation results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness. To the extent the Company raises additional cash by issuing equity securities, existing stockholders of the Company will be diluted.

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

     All of the potential changes noted above are based on sensitivity analysis preformed on the Company's balances as of June 30, 1999.

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

     The Company has conducted an internal review of most of its internal IT Systems, including finance, human resources, Intranet applications and payroll systems. The Company has contacted most of the vendors of its internal IT Systems to determine potential exposure to Year 2000 issues and has obtained certificates from such vendors assuring Year 2000 compliance. Although the Company has determined that most of its principal internal corporate headquarters IT Systems are Year 2000 compliant, certain of such internal systems, including the Company's Windows NT operating system and internal networking systems are not Year 2000 compliant or have not been evaluated by the Company. In addition, the Company has tested and analyzed its proprietary VOD hardware and software for Year 2000 compliance. The Company has recently determined that certain of its earlier VOD server technology currently in several of the initial limited commercial trials is not Year 2000 compliant. The Company expects to retire, upgrade or replace such VOD server technology with Year 2000 compliant technology by the end of calendar 1999.* To date, costs to the Company of Year 2000 compliance related to its proprietary VOD hardware and software have been included with the Company's overall engineering and development activities as a component of the overall design of the Company's VOD service. Such costs have not been material to the Company's financial position or results of operations.

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

     The Company has been informed by most of its suppliers and MSOs that currently deploy its VOD service that such suppliers and MSOs will be Year 2000 compliant by the Year 2000. The Company has been informed that the companies that perform billing services for MSOs may not be fully Year 2000 compliant. The Company understands that these companies have devoted resources to becoming Year 2000 compliant. Any failure of these third parties systems to achieve timely Year 2000 compliance could have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness.

     The Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies, the failure of any of the which could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers.

     Failure to provide Year 2000 compliant business solutions to MSOs or to receive such business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company could be affected through disruptions in the operation of the enterprises with which it interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on its business, operating results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness. The Company has not developed a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000, but expects the Task Force to develop such a plan.

Recent Account Pronouncements

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of the Statement is permitted. The Company does not expect it to have a material impact on its consolidated results of operations or financial position.

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

Factors Affecting Operating Results

     Substantial Leverage; Ability to Service Indebtedness; Restrictive
     Covenants

     As a result of the issuance of the 1998 Notes, the Company is highly leveraged. As of June 30, 1999, the Company had total debt of approximately $276.0 million, accreting to $463.0 million in 2003. The Company believes its existing cash, cash equivalents and short-term investments at June 30, 1999 will be sufficient to meet its cash requirements at least through the end of calendar year 2000.* Thereafter, the Company will require substantial additional capital to fund operating deficits, the continued development and enhancement of its VOD system and working capital and other expenditures in connection with commercial deployment of its system. See "-- Substantial Future Capital Requirements." As a result, the Company expects that it will continue to have substantial indebtedness.* The degree to which the Company is leveraged could have important consequences to the Company and its investors, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, operating expense in connection with system deployments, development and enhancement of its VOD system, capital expenditures, acquisitions and other general corporate purposes may be materially limited or impaired; (ii) the Company's cash flow, if any, will not be available for the Company's business because a substantial portion of the Company's cash flow must be dedicated to the payment of principal and interest on its indebtedness; (iii) the terms of future permitted indebtedness may limit the Company's ability to redeem the 1998 Notes in the event of a Change of Control (as defined); and (iv) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

     The ability of the Company to make scheduled debt service payments (including with respect to the 1998 Notes) will depend upon the Company's ability to achieve significant and sustained growth in its cash from operations and to complete necessary additional financings. The Company's ability to generate sufficient cash from operations is dependent upon, among other things, the market acceptance of its VOD products and services; the Company's ability to successfully continue the development and enhancement of its VOD system, including compatibility with evolving industry standards as they are defined; the future operating performance of the Company; integration of its digital products and services with those provided by major cable industry suppliers; the Company's ability to obtain broad distribution of its products and services to MSOs and the rate of and success of commercial deployment of its VOD system. The Company expects that it will continue to generate substantial operating losses and negative cash flow for at least the next several years.* No assurance can be given that the Company will be successful in achieving and maintaining a level of cash from operations sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness. If the Company is unable to generate sufficient cash from operations to service its indebtedness, it may have to forego or delay development and enhancement of its VOD system and service, restructure or refinance its indebtedness or seek additional equity capital or debt financing. There can be no assurance that (i) any such strategy could be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the 1998 Notes. Any failure by the Company to satisfy its obligations with respect to the 1998 Notes or any other indebtedness could result in a default under the Indenture and could cause a default under agreements governing other indebtedness of the Company. In the event of such a default, the holders of such indebtedness would have enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against the Company. Absent a certain level of successful commercial deployment of its VOD service, ongoing technical development and enhancement of its VOD system and significant growth of its cash flow, the Company will not be able to service its indebtedness.

     The indenture governing the 1998 Notes (the "Indenture") imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions will affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make investments, make dividend payments and other distributions on capital stock and redeem capital stock. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or to engage in other business activities that may be in the interest of the Company. However, the limitations in the Indenture will be subject to a number of important qualifications and exceptions. In particular, while the Indenture will restrict the Company's ability to incur indebtedness by requiring that specified leverage ratios are met, it will permit the Company and its subsidiaries to incur substantial indebtedness (which may be secured indebtedness), without regard to such ratios, to finance the acquisition of equipment, inventory or network assets or to finance or support working capital and operating expenditures for its business.

     Substantial Future Capital Requirements

     The Company will require substantial additional funds for the continued development of its VOD system and the sale, license and provision of underlying products and services. As of June 30, 1999, the Company had approximately $130.7 million in cash, cash equivalents and short-term investments. From inception until June 30, 1999, the Company had an accumulated deficit of $243.4 million. The Company has made significant investments in working capital and capital expenditures in order to fund development activities, commercially deploy its VOD service, sell its products and services and fund operations. The Company expects to continue to make significant investments in working capital in order to continue these activities under its evolving business model until such time, if at all, as the Company begins to generate positive cash flows from operations.* The Company expects that its cash flow from operating and investing activities will be increasingly negative over at least the next several years.* The Company believes that its existing cash, cash equivalents and short-term investments at June 30, 1999 will be sufficient to meet its working capital and capital expenditure requirements at least through the end of calendar year 2000.* Thereafter, the Company will require substantial additional capital to fund operating deficits, the continued development and enhancement of its VOD system, working capital and other operating expenditures that support commercial deployments of its VOD system. However, the Company may need to raise additional funds earlier if its estimates of working capital and/or capital expenditure requirements change or prove to be inaccurate. The Company may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Actual capital requirements may vary from expectations and will depend on numerous future factors and conditions, many of which are outside of the Company's control, including, but not limited to (i) the ability of the Company to meet its platform development and product integration schedules; (ii) the accuracy of the Company's assumptions regarding the rate and extent of commercial deployment and market acceptance of its VOD products and services;
(iii) the number and timing of VOD product sales, license and service agreements with cable operators; (iv) the nature and cable operator acceptance of new products and services to be offered by the Company; (v) unanticipated costs; and
(vi) the need to respond to competitive pressures and technological changes. The Company has no present commitments or arrangements assuring it of any future equity or debt financing, and there can be no assurance that the Company will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that the Company is unable to obtain such additional capital, the Company will be required to delay the expansion of its business or take other actions that could have a material adverse effect on the Company's business, operating results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Development Stage Company; Limited Revenues; History of Losses

     The Company is a development stage company with limited commercial operating history, having commercially deployed its VOD service on a limited basis beginning in September 1997. The Company has incurred substantial net losses since inception through June 30, 1999 of approximately $243.4 million. The Company expects to continue to incur substantial losses and experience substantial negative cash flow for at least the next several years as it continues to develop its VOD service capability and sell and license its products and services.* The Company's limited operating history makes the prediction of future operating results difficult or impossible. Through June 30, 1999, the Company recognized revenues of approximately $375,000. The Company does not expect to generate any substantial revenues unless and until its VOD service is deployed at a significant number of additional cable headend locations.*

     The Company's prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. The Company's future success depends in part on its ability to accomplish a number of objectives, including, but not limited to (i) entering into agreements for broad distribution of its products and services to MSOs;
(ii) integrating its digital platform and software with other digital applications and services selected by the cable operator, including integration of set-top boxes, headend components and electronic program guides; (iii) modifying its headend equipment and headend equipment provided by cable industry suppliers and further integration of all such headend equipment and related systems in order to achieve cost reductions and reduce physical space requirements for widespread VOD deployment in a large number of headends; (iv) completing further technical development of the Video Server, DDL and other VOD system components in order to reduce their cost of manufacture; (v) modifying the Video Server, other system components and service software to enable enhanced functionality, such as music videos and time-shifting; (vi) continued scaling of its VOD system solution for use with larger numbers of customers and an increased number of movie titles; and (vii) implementing existing contracted VOD deployments with acceptable system performance and consumer acceptance.

     Uncertainty of Future Revenues; Fluctuating Operating Results

     As a result of the Company's limited operating history, the emerging nature of the market in which it competes, and the unproven nature of both its initial and new business models, the Company is unable to accurately forecast its revenues. The timing and amount of future revenues will depend in large part upon the business model employed with each MSO and the date of installation and deployment of VOD products and services purchased by the MSO for each headend. New sales, service and licensing agreements are expected to be secured on an irregular basis, if at all, and there may be prolonged periods of time during which the Company does not enter into new agreements or expanded arrangements. Once an agreement for the sale of VOD products and services is entered into, revenue from the sale of Video Servers and DDL equipment will be recognized upon installation of this equipment in each cable headend; receipt of revenue from the DSM license will vary depending on the payment option chosen by the MSO; and revenue from the provision of content, engineering and other operations services will be recognized on an "as provided" basis. Further, the Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, either alone or in combination. Many of these factors are outside DIVA's control. Factors that may affect DIVA's quarterly operating results relating to provision of its VOD products and services include (i) the Company's success in obtaining agreements with MSOs to purchase the Company's products and services for deployment in large numbers of cable system headends (see "Dependence on Cable Operator Participation; Consolidation in Cable System Ownership; Unproven Business Models"); (ii) the mix and timing of revenues under the Company's various business models; (iii) the timing and completion of MSO upgrades of their distribution infrastructures (see "--Dependence on Advanced Cable Distribution Networks and Deployment of Digital Set Top Boxes"); (iv) the effectiveness of MSO marketing of VOD services and related operations; (v) demand for and consumer acceptance of digital tier services that include VOD as either a core or value added service; (vi) the evolution of alternative forms of in-home entertainment systems; and (vii) the market for home video entertainment services. Factors that may affect DIVA's quarterly operating results generally include (i) the amount and timing of operating expenses devoted to compliance with cable industry standards and technical integration of the Company's VOD products with products and services provided by third party cable industry suppliers (see "--Compliance with Industry Standards; Need to Integrate with Third Party Products"); (ii) the amount and timing of operating expenses devoted to research and development to modify DIVA's products to keep pace with technological developments (see "--Risk of Technological Change and New Product Development"); (iii) the introduction of new products and services by the Company or its competitors and price competition among VOD product and service providers (see "--Competition Among VOD Suppliers"); and (iv) general economic conditions and economic conditions specific to the cable industry. A significant portion of DIVA's expenses are operating costs that are relatively fixed and necessary to develop the Company's business and independent of revenue generated by sales of products and services to MSOs. If revenue falls below expectations in any quarter, the adverse impact of the revenue shortfall on operating results in that quarter may be magnified by the Company's inability to adjust fixed spending to compensate for the shortfall. To the extent that such increased expenses are not subsequently followed by increased revenues, the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness.

     Any one of these factors, most of which are outside of the Company's control, could cause the Company's operating results to fluctuate significantly in the future. In response to a changing competitive environment, the Company may choose or may be required from time to time to make certain pricing, service or marketing decisions or enter into strategic alliances or investments or be required to develop upgrades or enhancements to its system that could have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness. The Company believes that its quarterly revenues, expenses and operating results will vary significantly in the future and that period-to-period comparisons are not meaningful and are not indicative of future performance.* As a result of the foregoing factors, it is likely that in some future quarters or years the Company's operating results will fall below the expectations of securities analysts or investors, which would have a material adverse effect on the trading price of the 1998 Notes.*

     Dependence on Cable Operator Participation; Consolidation in Cable System Ownership; Unproven Business Models

     DIVA's future success depends in large part on its ability to sell its products and services and deploy its VOD system in a broad base of cable system headends, on terms and conditions that will generate a profit. Broad MSO deployments will in turn depend upon, among other things, DIVA's success in demonstrating to MSOs that (i) DIVA's technical solution is reliable and scalable; (ii) VOD is a compelling consumer product and MSO customers will purchase VOD content at prices and in quantities that will justify the MSO's investment in DIVA's VOD system, products and services rather than alternative entertainment services such as PPV and NVOD; (iii) the Company's VOD system performs and has features that are as compelling, and at competitive prices, as other VOD products offered or in development by competitors; (iv) DIVA's VOD system will be integrated with third party products and services provided by other cable industry suppliers chosen by the MSO; (v) DIVA will evolve its VOD products to be compatible with OpenCable and other cable industry standards as they are finalized; (vi) the Company will continue research and development efforts to assure that its VOD platform will enable new value-added services and functions; and (vii) DIVA's VOD products will have open interfaces to ensure compatibility with commercially available hardware and software.

     To date, the Company has entered into multiple cable headend contracts with Lenfest, Chambers, Insight, MediaOne and NTL, and contingent single headend contracts, subject to significant conditions, with Adelphia, Cablevision, and Rifkin. The Company is in discussions with various other cable operators regarding sale of DIVA products and services in order to deploy VOD in specific systems. There can be no assurance that the Company will be able to add new cable system headends to the existing contracts with these MSOs, to remove the contingencies and complete or expand deployment sites under the three existing contingent MSO contracts, or to enter into definitive agreements with any other cable operators. If cable operators are not persuaded to purchase DIVA's products or services to deploy VOD broadly in their cable systems, there can be no assurance that the Company can modify its VOD system and successfully market it to alternative video providers, and such modifications would require additional time and capital if pursued.

     Initially, the Company directed its marketing efforts to medium sized cable operators which had not pursued and would not likely undertake the development of their own VOD solutions. While the Company has contracts with two large U.S. MSOs (Cablevision and MediaOne) and one large European MSO (NTL), the current consolidation of cable properties in the U.S. and in Europe is resulting in the absorption of medium sized cable operators into the large MSOs. There can be no assurance that such large MSOs will be willing to purchase VOD products and services from the Company or be willing to do so on terms and conditions which are economically justifiable to the Company. Further, there can be no assurance that any new large MSO will select DIVA or any other single VOD product or service provider for deployments in all of its upgraded cable systems, and instead it is highly likely that large MSOs will choose to purchase VOD products and services from a variety of competing providers.

     In light of the consolidation of cable system ownership, and in response to reaction of larger MSOs to DIVA's original business model, the Company has changed its business proposition to offer the MSO more choices and more control of the VOD service. The Company's initial business model was significantly different from those commonly employed in the cable television industry. Under the Company's original business model, DIVA owned, installed and funded all headend hardware and software components of its VOD system, acquired, assembled, managed and delivered the VOD service offering to cable subscribers, and intended to generate earnings through long-term deployment agreements with MSOs based on a share of "per view" and other content prices set by the Company. It is likely under this initial standard VOD service model that MSOs found it difficult to determine the net effect on revenue of either adding the Company's service to their product mix, or replacing elements of their service model offerings with the Company's VOD service. Further, larger MSOs expressed reluctance to have DIVA or any other third party own and operate a VOD system interfaced to their cable distribution networks. As a result, the Company has recast its business model so that the Company sells its Video Server and DDL to MSOs, licenses the DSM software to MSOs, and provides a suite of content acquisition and management, engineering services, business and operations support services at the option of the MSO. The new business model anticipates that VOD service enabled by DIVA's system will be a part of the entry level digital tier of services provided by the MSO. Under this revised business model, the cable operator purchases, owns and maintains the VOD system hardware and takes the capital and operating expense risk associated with such ownership. The MSO can then select the other DIVA VOD support services it wants to employ, thereby having an alternative to the original turnkey approach. The MSO can choose the entire package of content and management services, provided by DIVA for a share of "per view" revenue, or some or all of these services on a contract fee for service basis.

     DIVA's first five existing MSO contracts are under the initial business model. The recent contracts with Insight, MediaOne and NTL represent varying combinations of the elements of the new business model. To date, DIVA's VOD system solution has not been rolled out to a large number of digital customers in any MSO deployment. See "--Limited Commercial Deployments to Date; Scalability Not Proven." Consequently, until the economics under either of DIVA's business models are proven, cable operators may be reluctant to broadly deploy the Company's VOD products and services in their systems or may be unwilling to purchase its VOD offerings at all. There can be no assurance that the Company will be able to expand the scope of deployments using its initial business model, convert existing turnkey VOD contracts to the new suite of offerings, or broadly deploy under its new business model, or that cable operators will be willing to purchase the Company's VOD products and services on these or any other terms. VOD is a new market, and the Company's VOD system solution is only one possible means available to cable operators for providing movies in the home. The inability of the Company to enter into definitive agreements with cable operators for the DIVA VOD solution, or the lack of acceptance of VOD as a consumer product by cable operators and their subscribers would have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness.

     Limited Commercial Deployments to Date; Scalability Not Proven

     The Company has commercially deployed its VOD service in a single headend location in cable systems owned by Lenfest, Adelphia, Cablevision, and Rifkin, and in two headend locations in cable systems owned by each of Chambers and Insight. The Company's agreements with Adelphia, Cablevision and Rifkin are conditioned upon completion of an initial deployment phase designed to enable the cable operator to verify the business viability of DIVA's initial business model, the turnkey VOD system. DIVA is in the initial deployment phase with all three such MSOs. If the Company's VOD service does not demonstrate business viability or if the cable operator otherwise determines that such service does not meet its business or operational expectations, none of Adelphia, Cablevision nor Rifkin is obligated to deploy the Company's VOD service. There can be no assurance that the Company will successfully complete these initial commercial deployment phases or that its VOD system and service will be deployed beyond the initial phases in any such cable operator's systems.

     The existing commercial deployments with Lenfest, Chambers and Insight, while not conditioned upon completion of an initial commercial phase, are not yet rolled out to the full extent of available upgraded cable plant and currently serve a limited number of customers. Until the Company's VOD products are deployed on a large scale in one cable system, the scalability of the Company's VOD system will remain unproven. Further, there can be no assurance that unforeseen problems will not develop as the Company evolves its technology, products and services, or that the Company will be successful in the continued development, cost reduction, integration and commercial implementation of its technology, products and services on a wide scale.

     Competition for VOD Services

     The market for in-home video entertainment services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition in the market for VOD services to intensify and increase in the future.* A number of companies have announced an intention to introduce a VOD service or deliver VOD components that might be deployed by a video service provider. Intertainer, a company owned in part by Comcast Cable Communications ("Comcast"), Intel Corporation ("Intel"), Sony Corp. of America and NBC, is currently conducting trials with Comcast and US West to provide VOD and other services over high speed networks such as ADSL (Asymmetric Digital Subscriber Line) and cable modems primarily to the personal computer, but plans to provide services to television sets in the future. It is possible that companies currently operating overseas will adapt their technology and offer it through high-speed networks in the United States. Elmsdale Media is currently conducting a trial for its VOD system in Cardiff, Wales for NTL. VideoNet is conducting a trial in Britain over telephone wires offering VOD and other interactive services to non-paying customers. Hongkong Telecom began offering commercial interactive services, including VOD, in March 1998. Other companies internationally and domestically have also announced plans to provide VOD services which vary in degree of commercial viability. There can be no assurance that these or other companies will not provide equivalent or more attractive capabilities that could be more acceptable to cable operators and their subscribers.

     It is also possible that competitors may form alliances, develop a competitive VOD service and rapidly acquire significant market share. Such competition would materially and adversely affect the Company's business, operating results and financial condition. Companies that are or may be capable of delivering VOD components include Concurrent Computer Corp, Celerity Systems Inc., Mitsubishi Electronics America, Nippon Electric Corp., nCUBE, Pioneer and its affiliates, SeaChange International, Inc., Silicon Graphics Inc., Unisys, General Instrument, Scientific-Atlanta, Sony Corporation, Vivid Technology Inc. and FreeLinQ Communications Corporation. Some of these competitors have developed VOD products that have undergone tests or trials and may succeed in obtaining market acceptance of their products more rapidly than the Company. In addition, Time Warner Inc. previously field tested an integrated system solution utilizing components from a number of the aforementioned entities. This trial has since been terminated. Notwithstanding termination of its field trial in Orlando, Time Warner Inc. has reached agreements with certain industry suppliers for elements that might be used in designing and integrating a next generation VOD system solution for an initial deployment in 2000. Cablevision has operated limited trials of in-house VOD solutions. Certain of the Company's competitors or potential competitors have developed affiliations with cable operators or alternative distribution providers to develop services or technologies that may be better or more cost effective than the Company's VOD service. These services or technologies may be more attractive to cable operators, particularly those that desire to own all hardware and software components of the VOD service. In addition, certain of these potential competitors are either directly or indirectly affiliated with content providers and cable operators and could therefore materially impact the Company's ability to sign long-term services contracts with such cable operators and obtain content from such providers. Although the Company is pursuing joint development efforts to port its VOD service to digital platforms that are or will be broadly deployed in the cable industry, these third party equipment manufacturers have the financial and technical ability to develop and sustain deployment of their own proprietary VOD platforms. There can be no assurance that the Company will not face competition from these suppliers or their affiliates or that they will support the integration of Company's VOD service with their own components. See "-- Compliance with Industry Standards; Need to Integrate with Set-Top Box Manufacturers."

     The Company may also face competition from cable operators or other organizations, including but not limited to the telephone companies, providers of DBS, PPV and NVOD, cable programmers and Internet service providers, who could provide VOD-like services through cable and alternative delivery platforms, including the Internet, telephone lines and satellite and other wireless services. Recent announcements of combinations of DBS services DirecTV and Dish Network with digital recording devices from Replay Networks and TiVo may represent stronger competition through the ability to store and replay broadcast programming with pause, play, fast-forward and reverse capability. For example, the Company could encounter competition from companies such as Microsoft/WebTV Plus, Excite@Home or video streaming companies that in the future may be able to deliver movies over the Internet to the television, or from consumer use of purchased or rented digital video discs or variants thereof. In addition, the competitive environment in which the Company will operate may inhibit its ability to offer its VOD service to cable operators and other types of operators that compete with one another in the same territory. A cable operator may require the Company to provide its VOD service exclusively to such cable operator in a particular territory. Further, cable operators themselves may offer competing services, including increased

NVOD offerings, or may be unwilling to use the Company's VOD service and/or products exclusively. There can be no assurance that any cable operator will commit exclusively to the Company's VOD service and/or products. In particular, cable operators may trial a number of different alternatives. The Company will also face competition for viewers from providers of home video rentals, which are increasingly entering into revenue sharing arrangements with content providers. These arrangements have resulted in a significant increase in the number of copies available for rental and an extension in the rental period at major video chains and, accordingly, have made home video rentals more attractive to consumers.

     Many of the Company's competitors and potential competitors have longer operating histories, greater name recognition, and significantly greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services more effectively than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Risks Associated with Anticipated Growth

     The Company believes the opportunities presented by MSO reaction to its new business model may require it to meet multiple aggressive engineering, integration, product delivery and installation targets.* The growth in size and scale of the Company's business has placed and is expected to continue to place significant demands on its management, operating, development, third party manufacturing and financial resources. The Company's ability to manage growth effectively will require continued implementation of and improvements to its operating, manufacturing, development and financial systems and will require the Company to expand and continue to train and manage its employee base. These demands likely will require the addition of new management personnel and the development of additional expertise by existing management personnel. Although the Company believes that it has made adequate allowances for the costs and risks associated with future growth, there can be no assurance that the Company's systems, procedures or controls or financial resources will be adequate to support the Company's operations or that management will be able to keep pace with such growth. If the Company is unable to manage its growth effectively, the Company's business, operating results, financial condition and ability to generate sufficient cash flow to service its indebtedness will be materially adversely affected.

     Dependence on Advanced Cable Distribution Networks and Deployment of Digital Set-Top Boxes

     The Company's VOD service requires deployment on cable systems upgraded to HFC architecture with the return path from the customer to the headend activated to enable two-way operation. According to the Cablevision Blue Book, approximately 45% of the total U.S. homes passed by cable had been upgraded to HFC architecture with return path capability at the end of 1998, and only a limited portion of the upgraded plant is currently activated for two-way transmission. A number of cable operators have announced and begun to implement major infrastructure investments to deploy two-way capable HFC systems which require significant financial, managerial, operating and other resources. HFC upgrades have been, and likely will continue to be, subject to delay or cancellation. In addition, the Company believes that the widespread deployment of VOD services will not occur until MSOs decide to deploy digital services through this upgraded plant and invest in new digital set-top boxes.* There can be no assurance that these or any other cable operators will continue to upgrade their cable plant or that sufficient, suitable cable plant will be available in the future that is capable of supporting deployment of the Company's VOD products and services. The failure of cable operators to complete planned upgrades in a timely and satisfactory manner, or at all, and the lack of suitable cable plant would have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness. In addition, the reliable performance of the VOD products and services provided by the Company is highly dependent on cable operators maintaining their cable infrastructure and headends in accordance with system specifications provided by the Company. Therefore, the future success and growth of the Company's business will be subject to economic and other factors affecting the ability of cable operators to finance substantial capital expenditures to maintain and upgrade the cable infrastructure to enable VOD system deployment.

     Risk of Technological Change and New Product Development

     Rapid technological developments are expected to occur in the home video entertainment industry. As a result, the Company has modified and expects to continue to modify its research and development plan.* Such modifications, including those related to the set-top box integration, have resulted in delays and increased costs. Furthermore, the Company expects that it will be required to continue to enhance its current VOD products and services and develop and introduce increased functionality and performance to keep pace with technological developments and consumer preferences.* In particular, the Company must accomplish a number of objectives, including, but not limited to (i) modification of its headend equipment and of headend equipment provided by cable industry suppliers and further integration of all such headend equipment and related systems in order to achieve cost reductions and reduce physical space requirements for widespread VOD deployment in a large number of headends; (ii) integrating its digital platform and software with other digital applications and services selected by the cable operator, including integration of set-top box, headend components and electronic program guides; (iii) further technical development of and reduction of the cost of manufacturing the DIVA Video Server and other system components and modification of the service software for future advances; (iv) continued scaling of the VOD system for use with larger numbers of customers and an increased number of movie titles; and (v) enhancing its system to enable additional services, including music videos and time-shifting.* There can be no assurance that the Company will, on a satisfactory timetable, be able to accomplish any of these tasks or do so while maintaining the same functionality. There can be no assurance that the Company will be successful in developing and marketing product and service enhancements or new services that respond to technological and market changes or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such new services or enhancements. Failure to successfully develop these projects could have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness. The Company has encountered delays in product development, service integration and field tests and other difficulties affecting both software and hardware components of its system and its ability to operate successfully over HFC plant. In addition, many of the Company's competitors have substantially greater resources than the Company to devote to further technological and new product development. See "-- Competition for VOD Services." There can be no assurance that technological and market changes or other significant developments in VOD technology by the Company's competitors will not render its VOD products and services obsolete.

     Compliance with Industry Standards; Need to Integrate with Third-Party Products

     The cable industry has launched an initiative called OpenCable which will redefine the requirements and features of digital set-top converters as well as the requirements and features of their control systems located in the boxes themselves and in cable headends. The OpenCable initiative is managed by CableLabs on behalf of the cable MSOs and is supported by some of the cable equipment manufacturers, including General Instrument and Scientific-Atlanta. The OpenCable initiative is defining future digital platform requirements as they relate to set-top box requirements and control systems, which could affect DIVA's digital platform and its efforts to integrate its digital platform and VOD application with digital set-top and headend equipment manufactured by third party cable industry suppliers. There can be no assurance that the Company will be successful in complying with the requirements of the OpenCable initiative as they are finally adopted, or that compliance will not cause difficulties that could delay or prevent successful development, introduction or broad deployment of its VOD products and services.

     Although the Company developed a set-top box that was able to meet MSO requirements for a single box that both enables VOD and processes broadcast analog and digital cable signals, the Company determined that it needs to port its VOD solution to other digital platforms that are or will be broadly deployed in the cable industry, including those that may be offered by General Instrument, Scientific-Atlanta, Pace and other companies. The Company and General Instrument have demonstrated the successful port of the Company's VOD application to General Instrument's DNS, the initial implementation of this integration was tested on a limited, non-commercial basis with Lenfest, and a commercial version has been launched in systems owned by Chambers and Insight. The Company and General Instrument are continuing joint development efforts to more closely integrate the VOD products with DNS, including achieving cost reductions, reducing physical space requirements of headend equipment and enabling industry accepted VOD encryption capability. There can be no assurance that the Company will be successful in accomplishing continued General Instrument integration on a cost-effective basis or at all.

     The Company is party to a developer agreement with Scientific-Atlanta which should enable the Company to access the necessary information and material to effectively port its VOD system products to the Scientific-Atlanta platform. However, there can be no assurance that the Company and Scientific-Atlanta will be able to achieve compatibility between their respective systems. The Company's ability to enter into relationships with MSOs that require a single box solution and choose to deploy Scientific-Atlanta's Digital Broadband Delivery System could therefore be significantly impaired.

     Although the Company has developed an on-screen interactive guide or navigator that is closely integrated with its VOD service, MSO customers and their subscribers are likely to expect a seamless link between the navigator and third party electronic programming guides ("EPGs") that provide information regarding programming schedules. The ability to create cross access points between the navigator and various EPGs may be limited by the engineering and memory characteristics of the digital platforms and EPG applications provided by major cable industry suppliers. Further, positioning the navigator as the first or one of the first screens viewed by a subscriber, which would create enhanced revenue and promotional opportunities, may be limited by these third-party platform characteristics or by existing or future agreements between EPG providers and MSOs.

     Reliance on Third-Party Manufacturers; Exposure To Component Shortages

     The Company depends and will continue to depend on third parties to manufacture the major elements of its VOD system. The Company subcontracts manufacturing of its proprietary components of its Video Server and the DDL to third-party manufacturers. All of such subcontractors are bound by confidentiality agreements. As a result of the complexity of the Company's hardware components, manufacturing and quality control are time consuming processes. Consequently, there can be no assurance that these manufacturers will be able to meet the Company's requirements in a timely and satisfactory manner or the Company would be able to find or maintain a suitable relationship with alternate qualified manufacturers for any such elements. The Company's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. In the event the Company is unable to obtain such manufacturing on commercially reasonable terms, its business, operating results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness would be materially adversely affected.

     Certain of the Company's subassemblies and components used in the Video Server and the DDL are procured from single sources and others are procured only from a limited number of sources. Consequently, the Company may be adversely affected by worldwide shortages of certain components, significant price increases, reduced control over delivery schedules, and manufacturing capability, quality and cost. Although the Company believes alternative suppliers of products, services, subassemblies and components are available, the lack of alternative sources could materially impair the Company's ability to deploy its VOD system. Manufacturing lead times can be as long as nine months for certain critical components. Therefore, the Company may require significant working capital to pay for such components well in advance of revenues. Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business, operating results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness and could result in damage to MSO or customer relationships.

     Uncertainty of Protection of Patents and Proprietary Rights

     The Company's future success depends, in part, on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents, licenses and other intellectual property arrangements. The Company has licensed rights to the DIVA Video Server and the DIVA set-top decoder initially developed by Sarnoff. Sarnoff and the Company have been awarded patents and have filed applications and intend to file additional applications for patents covering the DIVA Video Server. Sarnoff and the Company have filed applications for patents covering the set-top decoder, and the Company has filed patent applications, and intends to file additional and derivative patent applications covering the interactive service and its technology. There can be no assurance, however, that any patents issued to Sarnoff or the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Despite the efforts of Sarnoff and the Company to safeguard and maintain these proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. From time to time, the Company has received notices from third parties claiming infringement of certain intellectual property rights. Although the Company does not believe it infringes any third party's intellectual property rights, DIVA could encounter similar claims in the future.*

     Since patent applications in the U.S. are not publicly disclosed until the patent has been issued, applications may have been filed that, if issued as patents, would relate to the Company's products. In addition, the Company has not conducted a comprehensive patent search relating to the technology used in the DIVA Video Server or the Company's VOD system. The Company is subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future based on patents or trade secrets or that such claims will not be successful. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to provide its VOD service in the U.S. and internationally, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its MSOs and other end users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation regardless of the merits of such claims, and damages, license fees, royalty payments and restrictions on the Company's ability to provide its VOD products or services, any of which could have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness.

     Risks Associated with Programming Content

     In those MSO deployments where DIVA provides programming content, the Company's success will depend, in part, on its ability to obtain access to sufficient movies (including new releases and library titles), special interest videos and other programming content on commercially acceptable terms. Although the Company has entered into arrangements with most of the major movie studios and a number of other content providers for its initial deployments, there can be no assurance that the Company will be able to continue to obtain the content, during the segment of time available to VOD providers and others such as PPV, to support its VOD service beyond the geographic area of its initial deployments. Studios may require the Company to make prepayments prior to the time that customers pay for viewing a title or require the Company to enter into long-term contracts with minimum payments. Further, studios may increase the license fees currently charged to the Company. The Company's failure to obtain timely access to such content on commercially acceptable terms could have a material adverse effect on its business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness.

     Dependence on Key Personnel

     The Company's performance is substantially dependent on the performance of its officers and key employees. Given the Company's early stage of development, the Company is dependent on its ability to retain and motivate qualified personnel, especially its management. The Company does not have "key person" life insurance policies on any of its employees. There can be no assurance that key personnel will continue to be employed by the Company or that the Company will be able to attract and retain qualified personnel in the future. The Company's future success also depends on its ability to identify, hire, train and retain technical, sales, marketing and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain its officers and key employees and the necessary technical, sales, marketing and managerial personnel could have a material adverse effect upon the Company's business, operating results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Government Regulation

     The Federal Communications Commission ("FCC") has broad jurisdiction over the telecommunications and cable industries. The majority of FCC regulations, while not directly affecting the Company, do affect cable companies, the primary potential purchasers of DIVA's VOD products and services. As such, the indirect effect of these regulations may adversely affect the Company's business. The Communications Act of 1934, as significantly amended by Congress in 1992 and more recently by the Telecommunications Act of 1996 (as so amended, the "Act"), provides a significant regulatory framework for the operation of cable systems. Rules promulgated by the FCC under the Act impose restrictions and obligations that could affect how the cable operator offers or prices the VOD service enabled by the Company's products and services. None of these impose direct rate or service restrictions on the Company.

     In addition, certain FCC rules, and FCC rulemakings in process or required in the future under the Act could directly affect the joint efforts of the Company and third-party equipment manufacturers such as General Instrument to port the Company's VOD solution to digital platforms that are broadly deployed in the cable industry. FCC rules to date have focused on analog equipment, rather than digital equipment such as the Company's. However, it is anticipated that as digital equipment, transmission and services are deployed by cable operators, the FCC will extend analog rules to digital transmission, or craft rules specific to digital platforms. An example being discussed is digital "must carry" which would require cable operators to transmit on their systems not only the analog channels of local broadcast television stations in all markets, but the newly authorized digital broadcast channels as well. Digital "must carry" for local over-the-air broadcast licensees could consume a significant amount of the increased channel capacity being created by cable operators through their upgrades. There can be no assurance that any MSO will elect to launch VOD using the Company's or any competitor's VOD products and services as opposed to other, less expensive analog and digital services using the transmission capacity that remains after implementation of digital "must carry" in any local market.

     Local franchising authorities retain certain statutory and general regulatory authority with respect to cable operators including the ability to regulate or exclude content that they deem inappropriate under local community standards. In MSO deployments where DIVA provides programming content, the MSO has the option of including adult offerings in its VOD service. Because local community standards will vary, the local cable operator may decide to either restrict the scope or entirely exclude adult content. The Company's VOD system also enables individual subscribers to exclude entirely or restrict access to such content. To the extent that DIVA shares in "per view" revenues in any MSO system that restricts or excludes adult content, the Company's operating results could be impacted by the decisions of local regulatory authorities and cable operators regarding such content.

     Finally, the Act authorizes, but does not require, local franchising authorities to impose a fee of up to 5% on the gross revenues derived by third parties from the provision of cable service over a cable system. To the extent that the Company assembles and provides a VOD service directly to cable subscribers (rather than providing it to cable operators for resale to cable subscribers) and the local franchise agreement has been amended or renewed and includes appropriate language, the Company could be required to pay a franchise fee of up to 5% of gross revenues derived from its VOD service in a specific franchise area to the local franchising authority.

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

     In addition, VOD services in Canada are licensed by the Canadian Radio and Telecommunications Commission, and VOD services are licensed in a variety of ways if provided in the United Kingdom and other EU member countries in which DIVA is marketing its VOD products and services. The Company is seeking to determine the basis on which it may offer its VOD products and services in Canada, the UK and EU, the extent of regulatory controls and the terms of any revenue arrangements that may be required as conditions to the deployment of its VOD service in such countries. The Company may not be able to obtain distribution rights to movie titles in non-U.S. jurisdictions under regulatory and financial arrangements acceptable to the Company.

     Control by Insiders

     The Company's executive officers and directors, together with entities affiliated with such individuals, and Acorn Ventures, Inc. beneficially own approximately 47.4% of the Common Stock (assuming conversion of all outstanding Preferred Stock into Common Stock). Accordingly, these stockholders have significant influence over the affairs of the Company. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

     Forward-Looking Statements

     The statements contained in the "Factors Affecting Operating Results" section that are not historical facts are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, including statements regarding market opportunity, deployment plans, market acceptance, the Company's business models, capital requirements, anticipated net losses and negative cash flow, revenue growth, anticipated operating expenditures and product development plans are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, those discussed in this "Factors Affecting Operating Results" section, which could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. The Company disclaims any obligation to update information contained in any forward-looking statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market Risk Disclosures

     The following discussion about the Company's market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and derivatives.

     Interest Rate Sensitivity

     The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

     The Company's cash equivalents and short-term investments have generally been available-for-sale. Gross unrealized gains and losses were not significant as of June 30, 1999.

     The following table presents the principal amounts and related weighted-average yields for the Company's fixed rate investment portfolio (in thousands, except average yields) at June 30, 1999.


                                                 Carrying            Average
                                                  Amount              Yield
                                            -----------------    ---------------
U.S. government obligations                 $    66,608               5.14%
Commercial paper                                 36,752               4.95%
Certificates of deposits                          1,002               4.08%
Money market instruments                            875               3.91%
Auction rate preferred stock certificates        25,500               5.07%
                                            ----------------

                  Total                         130,737

Included in cash and cash equivalents            89,239
Included in short-term investments               41,498
                                            ----------------
                  Total                     $   130,737
                                            ================




     Foreign Currency Risks

     The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in U.S. dollars, which is considered to be the functional currency of the Company and its subsidiaries. The currency exchange impact on intercompany transactions was immaterial in 1999.

Item 8.  Financial Statements and Supplementary Data

                                                                           Page

     Independent Auditors' Report............................................31

     Consolidate Balance Sheets..............................................32

     Consolidated Statement of Operations....................................33

     Consolidated Statement of Stockholders' Deficit.........................34

     Consolidated Statement of Cash Flows....................................35

     Notes to Consolidated Statement Financial Statements....................36

                          Independent Auditors' Report

The Board of Directors
DIVA Systems Corporation:


We have audited the accompanying consolidated balance sheets of DIVA Systems Corporation (the Company), and subsidiaries (a development stage company) as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended June 30, 1999 and for the period from July 1, 1995 (inception) to June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DIVA Systems Corporation and subsidiaries (a development stage company) as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 and for the period from July 1, 1995 (inception) to June 30, 1999, in conformity with generally accepted accounting principles.



                                                /s/ KPMG LLP




Mountain View, California
July 25, 1999

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                         June 30,
                                                                          ----------------------------------------
                                Assets                                          1998                  1999
                                                                          ------------------   -------------------
Current assets:
    Cash and cash equivalents                                          $        167,549                89,239
    Short-term investments                                                       30,015                41,498
    Inventory                                                                        --                 2,663
    Prepaid expenses and other current assets                                       694                 2,096
                                                                          ------------------   -------------------

          Total current assets                                                  198,258               135,496

Property and equipment, net                                                      19,349                 9,792
Debt issuance costs, net                                                          9,524                 8,114
Prepaid licenses                                                                    230                    --
Deposits and other assets                                                           354                   550
Intangible assets, net                                                              490                   312
                                                                          ------------------   -------------------

          Total assets                                                 $        228,205               154,264
                                                                          ==================   ===================

     Liabilities, Redeemable Warrants, and Stockholders' Deficit

Current liabilities:
Accounts payable                                                       $          3,047                 2,784
Other current liabilities                                                         1,300                 1,221
                                                                          ------------------   -------------------

          Total current liabilities                                               4,347                 4,005

Notes payable                                                                   243,031               275,564
                                                                          ------------------   -------------------

          Total liabilities                                                     247,378               279,569
                                                                          ------------------   -------------------

Redeemable warrants                                                               1,139                 2,108
                                                                          ------------------   -------------------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 30,000,000 shares authorized in 1998 and 1999, respectively; 21,372,287, and 21,390,283 shares issued and outstanding as of June 30, 1998, and 1999, respectively; (liquidation preference of $97,766, and $97,883
       as of June 30, 1998 and 1999, respectively)                                   21                    21
    Common stock, $0.001 par value; 65,000,000 shares authorized in 1998 and 1999, respectively; 17,200,178 and 17,463,574
       shares issued and outstanding as of June 30, 1998 and 1999,
       respectively                                                                  17                    17
    Additional paid-in capital                                                  115,759               117,170
    Deferred compensation                                                            --                (1,248)
    Deficit accumulated during the development stage                           (136,109)             (243,373)
                                                                          ------------------   -------------------

       Total stockholders' deficit                                              (20,312)             (127,413)
                                                                          ------------------   -------------------

       Total liabilities, redeemable warrants, and stockholders'
       deficit                                                         $        228,205               154,264
                                                                          ==================   ===================


See accompanying notes to consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                        (in thousands, except share data)



                                                                                                     Period from
                                                           Years ended June 30,                     July 1, 1995
                                           -----------------------------------------------------   (inception) to
                                                1997               1998              1999           June 30, 1999
                                           ----------------   ---------------   ----------------   ----------------
Revenue                                 $           --                82                293                375
                                           ----------------   ---------------   ----------------   ----------------

Operating expenses:
    Programming                                  4,020             5,370              8,159             17,830
    Operations                                   1,340             4,542              8,162             14,044
    Engineering and development                 11,763            18,070             24,321             62,589
    Sales and marketing                          2,960             4,384              5,707             14,122
    General and administrative                   3,673             8,552             16,581             30,288
    Depreciation and amortization                  891             5,261             19,127             25,310
    Amortization of intangible assets               --                45                178                223
    Acquired in-process research and
       development                               4,061            24,321                 --             28,382
                                           ----------------   ---------------   ----------------   ----------------

             Total operating expenses           28,708            70,545             82,235            192,788
                                           ----------------   ---------------   ----------------   ----------------

             Operating loss                     28,708            70,463             81,942            192,413
                                           ----------------   ---------------   ----------------   ----------------

Other (income) expense, net:
    Equity in (income) loss of investee          2,080             1,631                 --              3,354
    Interest income                               (410)           (5,632)            (8,645)           (14,752)
    Interest expense                             3,590            13,730             33,967             51,682
                                           ----------------   ---------------   ----------------   ----------------

             Total other expense, net            5,260             9,729             25,322             40,284
                                           ----------------   ---------------   ----------------   ----------------

             Loss before extraordinary
                Item                             33,968            80,192            107,264            232,697

Extraordinary loss -- early
    extinguishment of debt                          --            10,676                 --             10,676
                                           ----------------   ---------------   ----------------   ----------------

             Net loss                            33,968            90,868            107,264            243,373

Accretion of redeemable warrants                     91               763                969              1,823
                                           ----------------   ---------------   ----------------   ----------------

             Net loss attributable to
                common stockholders     $        34,059            91,631            108,233            245,196
                                           ================   ===============   ================   ================

Basic and diluted net loss per share:
    Loss before extraordinary item      $         2.22              4.92                6.31              15.68
    Extraordinary loss -- early
       extinguishment of debt                       --              0.65                 --                0.71
                                           ----------------   ---------------   ----------------   ----------------

             Net loss per share         $         2.22              5.57                6.31              16.39
                                           ================   ===============   ================   ================

Shares used in per share computation            15,316            16,447              17,147             14,952
                                           ================   ===============   ================   ================


See accompanying notes to consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit
              Period from July 1, 1995 (inception) to June 30, 1999
                        (in thousands, except share data)


                                                                                                                Preferred stock
                                                                                                      ------------------------------
                                                                                                           Shares         Amount
                                                                                                      ---------------  -------------
Sale of common stock in August 1995 at $0.005 per share                                                         --   $       --
Exercise of common stock options in August 1995 at $0.005 per share                                             --           --
Sale of Series A preferred stock in August and September 1995 at $0.50 per share                           205,600           --
Sale of Series B preferred stock in October 1995 at $0.855 per share, net of issuance costs of $22       2,403,842            3
Sale of common stock in October 1995 at $0.05 per share                                                         --           --
Sale of Series B preferred stock in December 1995 at $0.855 per share, net of issuance costs of $4       1,016,000            1
Issuance of common stock in exchange for investment in affiliate in December 1995 at $0.075 per
    share                                                                                                       --           --
Issuance of Class B common stock in exchange for investment in affiliate in December 1995
    at $5.00 per share                                                                                          --           --
Dividend of DIVA common stock received from affiliate in February 1996 at $0.075 per share                      --           --
Exercise of common stock options in June 1996 at $0.10 per share                                                --           --
Net loss                                                                                                        --           --
                                                                                                      ---------------  -------------

Balance as of June 30, 1996                                                                              3,625,442            4

Accretion of redeemable warrants                                                                                --           --
Issuance of Class C common stock in August 1996 at $0.82 per share in conjunction with Norstar
    purchase                                                                                                    --           --
Sale of Series C preferred stock in August 1996 at $4.205 per share, net of issuance costs of $1,060     6,168,600            6
Exercise of common stock options                                                                                --           --
Net loss                                                                                                        --           --

                                                                                                      ---------------  -------------
Balances at June 30, 1997                                                                                9,794,042           10

Accretion of redeemable warrants                                                                                --           --
Sales of Series D preferred stock in August and September 1997 at $5.72 per share,
    net of issuance costs of $1,379                                                                      8,279,590            8
Issuance of common stock warrants in connection with notes payable issued in February 1998                      --           --
Issuance of Series AA preferred stock at $6.50 per share and issuance of Series AA preferred
    stock options in April 1998 in connection with SRTC purchase                                         3,277,539            3
Exercise of Series AA preferred stock options associated with SRTC purchase                                 21,116           --
Exercise of common stock options                                                                                --           --
Class A and B common stock assumed in connection with SRTC purchase                                             --           --
Issuance of common stock in May 1998 at $2.40 per share in connection with research and
    development arrangement                                                                                     --           --
Net loss                                                                                                        --           --

                                                                                                      ---------------  -------------
Balances as of June 30, 1998                                                                            21,372,287           21

Accretion of redeemable warrants                                                                                --           --
Deferred compensation expense on stock option issuances                                                         --           --
Amortization of deferred compensation expense                                                                   --           --
Exercise of common stock options                                                                                --           --
Issuance of common stock in June 1999 at $3.35 per share as compensation for services                           --           --
Repurchase of common stock                                                                                      --           --
Exercise of Series AA preferred stock options                                                               17,996           --
Net loss                                                                                                        --           --

                                                                                                      ===============  =============
Balances as of June 30, 1999                                                                            21,390,283   $       21
                                                                                                      ===============  =============

                                                                                                             Common stock
                                                                                                        -----------------------
                                                                                                          Shares       Amount
                                                                                                        ----------   ----------
Sale of common stock in August 1995 at $0.005 per share                                                 10,640,000   $       10
Exercise of common stock options in August 1995 at $0.005 per share                                        654,000           --
Sale of Series A preferred stock in August and September 1995 at $0.50 per share                                --           --
Sale of Series B preferred stock in October 1995 at $0.855 per share, net of issuance costs of $22              --           --
Sale of common stock in October 1995 at $0.05 per share                                                     52,400           --
Sale of Series B preferred stock in December 1995 at $0.855 per share, net of issuance costs of $4              --           --
Issuance of common stock in exchange for investment in affiliate in December 1995 at $0.075 per
    share                                                                                                6,654,000            6
Issuance of Class B common stock in exchange for investment in affiliate in December 1995
    at $5.00 per share                                                                                           2           --
Dividend of DIVA common stock received from affiliate in February 1996 at $0.075 per share              (2,618,898)          (2)
Exercise of common stock options in June 1996 at $0.10 per share                                            10,000           --
Net loss                                                                                                        --           --

                                                                                                       --------------   ------------
Balance as of June 30, 1996                                                                             15,391,504           14

Accretion of redeemable warrants                                                                                --           --
Issuance of Class C common stock in August 1996 at $0.82 per share in conjunction with Norstar
    purchase                                                                                               857,370           --
Sale of Series C preferred stock in August 1996 at $4.205 per share, net of issuance costs of $1,060            --           --
Exercise of common stock options                                                                           301,000            2
Net loss                                                                                                        --           --

                                                                                                       --------------   ------------
Balances at June 30, 1997                                                                               16,549,874           16

Accretion of redeemable warrants                                                                                --           --
Sales of Series D preferred stock in August and September 1997 at $5.72 per share,
    net of issuance costs of $1,379                                                                             --           --
Issuance of common stock warrants in connection with notes payable issued in February 1998                      --           --
Issuance of Series AA preferred stock at $6.50 per share and issuance of Series AA preferred
    stock options in April 1998 in connection with SRTC purchase                                                --           --
Exercise of Series AA preferred stock options associated with SRTC purchase                                     --           --
Exercise of common stock options                                                                           565,050            1
Class A and B common stock assumed in connection with SRTC purchase                                        (14,746)          --
Issuance of common stock in May 1998 at $2.40 per share in connection with research and
    development arrangement                                                                                100,000           --
Net loss                                                                                                        --           --

                                                                                                       --------------   ------------
Balances as of June 30, 1998                                                                            17,200,178           17

Accretion of redeemable warrants                                                                                --           --
Deferred compensation expense on stock option issuances                                                         --           --
Amortization of deferred compensation expense                                                                   --           --
Exercise of common stock options                                                                           278,120           --
Issuance of common stock in June 1999 at $3.35 per share as compensation for services                       30,650           --
Repurchase of common stock                                                                                 (45,374)          --
Exercise of Series AA preferred stock options                                                                   --           --
Net loss                                                                                                        --           --

                                                                                                       ==============   ============
Balances as of June 30, 1999                                                                            17,463,574   $       17
                                                                                                       ==============   ============

                                                                                                         Additional
                                                                                                           paid-in    Deferred
                                                                                                           capital  compensation
                                                                                                        ----------- ------------
Sale of common stock in August 1995 at $0.005 per share                                                     $   43   $       --
Exercise of common stock options in August 1995 at $0.005 per share                                              3           --
Sale of Series A preferred stock in August and September 1995 at $0.50 per share                               103           --
Sale of Series B preferred stock in October 1995 at $0.855 per share, net of issuance costs of $22           2,030           --
Sale of common stock in October 1995 at $0.05 per share                                                          3           --
Sale of Series B preferred stock in December 1995 at $0.855 per share, net of issuance costs of $4             864           --
Issuance of common stock in exchange for investment in affiliate in December 1995 at $0.075 per
    share                                                                                                      493           --
Issuance of Class B common stock in exchange for investment in affiliate in December 1995
    at $5.00 per share                                                                                          --           --
Dividend of DIVA common stock received from affiliate in February 1996 at $0.075 per share                    (194)          --
Exercise of common stock options in June 1996 at $0.10 per share                                                 1           --
Net loss                                                                                                        --           --

                                                                                                       --------------   ------------
Balance as of June 30, 1996                                                                                  3,346           --

Accretion of redeemable warrants                                                                               (91)          --
Issuance of Class C common stock in August 1996 at $0.82 per share in conjunction with Norstar
    purchase                                                                                                   703           --
Sale of Series C preferred stock in August 1996 at $4.205 per share, net of issuance costs of $1,060        24,873           --
Exercise of common stock options                                                                               103           --
Net loss                                                                                                        --           --

                                                                                                       --------------   ------------
Balances at June 30, 1997                                                                                   28,934           --

Accretion of redeemable warrants                                                                              (763)          --
Sales of Series D preferred stock in August and September 1997 at $5.72 per share,
    net of issuance costs of $1,379                                                                         45,972           --
Issuance of common stock warrants in connection with notes payable issued in February 1998                  18,057           --
Issuance of Series AA preferred stock at $6.50 per share and issuance of Series AA preferred
    stock options in April 1998 in connection with SRTC purchase                                            23,046           --
Exercise of Series AA preferred stock options associated with SRTC purchase                                      3           --
Exercise of common stock options                                                                               270           --
Class A and B common stock assumed in connection with SRTC purchase                                             --           --
Issuance of common stock in May 1998 at $2.40 per share in connection with research and
    development arrangement                                                                                    240           --
Net loss                                                                                                        --           --

                                                                                                       --------------   ------------
Balances as of June 30, 1998                                                                               115,759           --
Accretion of redeemable warrants                                                                              (969)          --
Deferred compensation expense on stock option issuances                                                      1,986       (1,986)
Amortization of deferred compensation expense                                                                   --          738
Exercise of common stock options                                                                               305           --
Issuance of common stock in June 1999 at $3.35 per share as compensation for services                          103           --
Repurchase of common stock                                                                                    (20)           --
Exercise of Series AA preferred stock options                                                                    6           --
Net loss                                                                                                        --           --

                                                                                                       ==============   ============
Balances as of June 30, 1999                                                                              $117,170   $   (1,248)
                                                                                                       ==============   ============

                                                                                                         Deficit
                                                                                                       accumulated
                                                                                                        during the        Total
                                                                                                       development    stockholders'
                                                                                                          stage          deficit
                                                                                                      -------------  ---------------
Sale of common stock in August 1995 at $0.005 per share                                                   $   --          $   53
Exercise of common stock options in August 1995 at $0.005 per share                                           --               3
Sale of Series A preferred stock in August and September 1995 at $0.50 per share                              --             103
Sale of Series B preferred stock in October 1995 at $0.855 per share, net of issuance costs of $22            --           2,033
Sale of common stock in October 1995 at $0.05 per share                                                       --               3
Sale of Series B preferred stock in December 1995 at $0.855 per share, net of issuance costs of $4            --             865
Issuance of common stock in exchange for investment in affiliate in December 1995 at $0.075 per
    share                                                                                                     --             499
Issuance of Class B common stock in exchange for investment in affiliate in December 1995
    at $5.00 per share                                                                                        --              --
Dividend of DIVA common stock received from affiliate in February 1996 at $0.075 per share                    --            (196)
Exercise of common stock options in June 1996 at $0.10 per share                                              --               1
Net loss                                                                                                 (11,273)        (11,273)

                                                                                                       -----------   --------------
Balance as of June 30, 1996                                                                              (11,273)         (7,909)
                                                                                                                               --
Accretion of redeemable warrants                                                                              --             (91)
Issuance of Class C common stock in August 1996 at $0.82 per share in conjunction with Norstar
    purchase                                                                                                  --             703
Sale of Series C preferred stock in August 1996 at $4.205 per share, net of issuance costs of $1,060          --          24,879
Exercise of common stock options                                                                              --             105
Net loss                                                                                                 (33,968)        (33,968)

                                                                                                       -----------   --------------
Balances at June 30, 1997                                                                                (45,241)        (16,281)
                                                                                                                               --
Accretion of redeemable warrants                                                                              --            (763)
Sales of Series D preferred stock in August and September 1997 at $5.72 per share,
    net of issuance costs of $1,379                                                                           --          45,980
Issuance of common stock warrants in connection with notes payable issued in February 1998                    --          18,057
Issuance of Series AA preferred stock at $6.50 per share and issuance of Series AA preferred
    stock options in April 1998 in connection with SRTC purchase                                              --          23,049
Exercise of Series AA preferred stock options associated with SRTC purchase                                   --               3
Exercise of common stock options                                                                              --             271
Class A and B common stock assumed in connection with SRTC purchase                                           --              --
Issuance of common stock in May 1998 at $2.40 per share in connection with research and
    development arrangement                                                                                   --             240
Net loss                                                                                                 (90,868)        (90,868)

                                                                                                       -----------   --------------
Balances as of June 30, 1998                                                                            (136,109)        (20,312)

Accretion of redeemable warrants                                                                              --            (969)
Deferred compensation expense on stock option issuances                                                       --              --
Amortization of deferred compensation expense                                                                 --             738
Exercise of common stock options                                                                              --             305
Issuance of common stock in June 1999 at $3.35 per share as compensation for services                         --             103
Repurchase of common stock                                                                                    --             (20)
Exercise of Series AA preferred stock options                                                                 --               6
Net loss                                                                                                (107,264)       (107,264)

                                                                                                       ===========   ==============
Balances as of June 30, 1999                                                                           $(243,373)     $ (127,413)
                                                                                                       ===========   ==============


See accompanying notes to consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                        (in thousands, except share data)


                                                                                                                  Period from
                                                                               Years ended June 30,              July 1, 1995
                                                                    -----------------------------------------   (inception) to
                                                                      1997             1998          1999        June 30, 1999
                                                                    --------         --------      --------    -----------------
Cash flows from operating activities:
     Net loss                                                     $   (33,968)        (90,868)      (107,264)      (243,373)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Acquired in-process research and development                 4,061          24,321             --         28,382
           Depreciation and amortization                                  891           5,261         19,127         25,310
           Amortization of intangible assets                               --              45            178            223
           Equity in loss of investee                                   2,080           1,631             --          3,354
           Loss on disposition of property and equipment                   --              --          1,264          1,264
           Amortization of debt issuance costs and
              accretion of discount on notes payable                    3,472          13,902         33,943         51,603
           Issuance of stock for services                                  --             240            103            343
           Amortization of deferred stock compensation                     --              --            738            738
           Extraordinary loss                                              --          10,676             --         10,676
           Changes in operating assets and liabilities:
              Other assets                                                  3            (610)        (1,368)        (2,228)
              Accounts payable                                          1,545          (2,659)          (263)           157
              Payable to related party                                 (2,183)             --             --             --
              Other current liabilities                                   223             864            (79)         1,221
                                                                    ------------   ------------    -----------   ------------

                 Net cash used in operating activities                (23,876)        (37,197)       (53,621)      (122,330)
                                                                    ------------   ------------    -----------   ------------

Cash flows from investing activities:
     Purchases of property and equipment                               (6,044)        (13,364)       (13,497)       (35,473)
     Deposits on property and equipment                                (4,976)         (1,631)            --         (6,607)
     Purchase of short-term investments                                    --         (30,015)      (113,072)      (143,087)
     Maturities/sales of short-term investments                            --              --        101,589        101,589
     Cash acquired in business combination                                 --             402             --            402
     Purchase of Norstar                                               (3,358)             --             --         (3,358)
     Restricted cash released                                           9,500           3,230             --         18,230
                                                                    ------------   ------------    -----------   ------------

                 Net cash used in investing activities                 (4,878)        (41,378)       (24,980)       (68,304)
                                                                    ------------   ------------    -----------   ------------

Cash flows from financing activities:
     Issuance of preferred stock                                       24,879          45,980              6         73,866
     Exercise of stock options                                            105             274            305            688
     Issuance of common stock                                              --              --            (20)            36
     Proceeds from notes payable, net of issuance costs                    --         199,655             --        205,302
     Payments on notes payable                                             --             (19)            --            (19)
                                                                    ------------   ------------    -----------   ------------

                 Net cash provided by financing activities             24,984         245,890            291        279,873
                                                                    ------------   ------------    -----------   ------------

Net increase (decrease) in cash and cash equivalents                   (3,770)        167,315        (78,310)        89,239

Cash and cash equivalents at beginning of year/period                   4,004             234        167,549             --
                                                                    ------------   ------------    -----------   ------------

Cash and cash equivalents at end of year/period                   $       234         167,549         89,239         89,239
                                                                    ============   ============    ===========   ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                     $       118               7              5            239
                                                                    ============   ============    ===========   ============
     Noncash investing and financing activities:
        Issuance of common stock in exchange for
           investment in affiliate                                $        --          23,049             --         23,548
                                                                    ============   ============    ===========   ============
        Receipt of DIVA stock dividend from affiliate             $        --              --             --            196
                                                                    ============   ============    ===========   ============
        Issuance of warrants in connection with notes
           payable                                                $        --          18,057             --         18,342
                                                                    ============   ============    ===========   ============
        Restricted cash received in connection with
           issuance of notes payable                              $        --              --             --         18,230
                                                                    ============   ============    ===========   ============
        Issuance of common stock in conjunction with
           purchase of Norstar                                    $       703              --             --            703
                                                                    ============   ============    ===========   ============
        Accretion of redeemable warrants                          $        91             763            969          1,823
                                                                    ============   ============    ===========   ============
        Deferred compensation associated with
           stock option activity                                  $        --              --          1,986          1,986
                                                                    ============   ============    ===========   ============
        Transfer of property and equipment to inventory           $        --              --          2,663          2,663
                                                                    ============   ============    ===========   ============


See accompanying notes to consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Description of Business

          DIVA Systems Corporation (the Company) provides a true video-on-demand
          (VOD) service over the cable television infrastructure. The Company was incorporated on June 15, 1995. Since no activity occurred in the Company between June 15, 1995 and June 30, 1995, the Company has used July 1, 1995, as its inception date.

          The Company is in the development stage, and its primary activities to date have included raising capital, performing research and development activities, developing strategic alliances, identifying markets, and operationally testing its first field deployed system and service.

     (b)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in Canada and the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c)  Cash, Cash Equivalents, and Short-Term Investments

          Cash and cash equivalents consist of cash and highly liquid investments such as money market funds and commercial paper with maturities at date of purchase of less than 90 days.

          Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 1998 and 1999, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, net of related deferred income taxes, reported as a component of accumulated other comprehensive income in stockholders' equity.

          Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in the consolidated statement of operations. There have been no declines in value judged to be other than temporary through June 30, 1999. The cost of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     (d)  Inventories

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions to reduce the carrying value of obsolete, slow moving and nonusable inventory to net realizable value are charged to operations.

     (e)  Property and Equipment

          Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the related lease term.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




     (f)  Debt Issuance Costs

          Underwriting, legal, and accounting fees associated with the issuance of the notes payable are being amortized to interest expense using the effective interest method over the term of the notes. Amortization expense in 1997, 1998, and 1999, and for the period from July 1, 1995 (inception) to June 30, 1999, was $188,000, $609,000, $1,409,000, and
          $1,886,000, respectively.

     (g)  Intangible Assets

          Intangible assets consist principally of assembled workforce. Intangible assets are amortized on a straight-line basis over three years. Accumulated amortization as of June 30, 1999 was $223,000.

          The Company's policy is to evaluate the excess of cost over the net assets of businesses acquired based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related business.

     (h)  Impairment of Long-Lived Assets

          The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (i)  Stock-Based Compensation

          The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. The Company uses fair value to account for nonemployee stock-based transactions.

     (j)  Basic and Diluted Net Loss Per Share

          Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants (see Note 4) and the weighted-average number of outstanding shares of common stock. Potentially dilutive securities have been excluded from the computation of diluted net loss per share because the effect of the inclusion would be antidilutive. Notes 6, 7 and 8 of notes to consolidated financial statements set forth information regarding potentially dilutive securities.

     (k)  Stock Split

          In March 1998, the Company effected a two-for-one stock split. All applicable share and per share data have been adjusted for the stock split.

     (l)  Revenue Recognition

          Monthly customer subscription revenues and access revenues are recognized in the period in which the services are provided.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




     (m)  Engineering and Development

          Engineering and development costs, including payments made in conjunction with research and development arrangements, are charged to operations as incurred.

     (n)  Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (o)  Income Taxes

          The Company accounts for income taxes using an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits whose future realization is uncertain.

     (p)  Fair Value of Financial Instruments

          The carrying amount of financial instruments, including cash, cash equivalents, and short-term investment cash, approximated fair values as of June 30, 1999, due to the relatively short maturity of these instruments. The Company's notes payable are held by a number of financial institutions and are not publicly traded. The Company estimates that the fair value of the notes payable as of June 30, 1999, based on limited dealer transactions, approximated $148,160,000.

     (q)  Other Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company had no items of other comprehensive income in all periods presented.

     (r)  New Accounting Pronouncements

          In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of the Statement is permitted. The Company does not expect it to have a material impact on its consolidated results of operations or financial position.

          In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. SOP 98-1 must be adopted by the Company effective as of Fiscal 2000 and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999





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

(2)  Financial Statement Details

     (a)  Cash, Cash Equivalents and Short-Term Investments

          As of June 30, 1998 and 1999 fair value estimated gross amortized cost. The fair value of securities available for sale as of June 30, 1998 and 1999, are as follows (in thousands):

                                                             June 30,
                                                  -----------------------------
                                                       1998            1999
                                                  -------------   -------------

Corporate bonds                                 $      1,008              --
U.S. government obligations                           25,267          66,608
Commercial paper                                      40,314          36,752
Certificates of deposits                                  --           1,002
Money market intruments                              102,675             875
Auction rate preferred stock certificates             28,300          25,500
                                                  -------------   -------------

              Total                                  197,564         130,737

Included in cash and cash equivalents                167,549          89,239
Included in short-term investments                    30,015          41,498
                                                  -------------   -------------

              Total                             $    197,564         130,737
                                                  =============   =============

     (b)  Inventories

          A summary of inventories at June 30, 1999 follows (in thousands):

          Work-in-process                                       $       773
          Finished goods                                              1,890
                                                                -----------

                                           Total                $     2,663
                                                                ===========

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




     (c)  Property and Equipment

          A summary of property and equipment follows (in thousands):

                                                            June 30,
                                                      --------------------
                                                        1998        1999
                                                      ---------   --------

Furniture and fixtures                              $      653        806
Office equipment                                         2,771        318
Servers and related hardware                            10,257     10,672
Computer and other equipment                            10,094     11,943
Leasehold improvements                                   1,242      1,363
Construction-in-progress                                   515         --
                                                      ---------   --------

                                                        25,532     25,102
Less accumulated depreciation and amortization           6,183     15,310
                                                      ---------   --------

                                                    $   19,349      9,792
                                                      =========   ========

          In June 1999, the Company recast its business model resulting in a write-down of $9,104,000 for video servers and server related hardware. This charge is included in depreciation and amortization expense for the year ended June 30, 1999. In addition, the Company reclassified $2,663,000 from fixed assets to inventory at June 30, 1999 as a result of the change in its business model.




     (d)  Other Current Liabilities

          A summary of other current liabilities follows (in thousands):

                                                June 30,
                                     ------------------------------
                                         1998              1999
                                     ------------      ------------

Accrued compensation               $        644               899
Other accrued liabilities                   656               322
                                     ------------      ------------

                                   $      1,300             1,221
                                     ============      ============

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999



     (3)  Affiliate Transactions

          (a)  Initial Investment

               In December 1995, the Company entered into a joint equity investment and license agreement (the License Agreement) with SRTC, whereby the Company acquired 8,067,074 shares of SRTC common stock, representing approximately 40% ownership interest in the equity of SRTC on a fully diluted basis, in exchange for 6,654,000 shares of the Company's common stock, plus two shares of Class B common stock. This transaction was recorded at the estimated fair value of the Company's common stock issued. The value of DIVA's common stock, estimated at $0.075 per share, was determined by the board of directors based on the current financial condition, business outlook, status of product development efforts, preferences of outstanding senior securities, book value, and business risks and opportunities relevant to the Company. The Company had sold preferred stock in December 1995 at $0.825 per share. There were no significant contemporaneous sales of common stock for cash during this time. This investment was accounted for using the equity method.

               In February 1996, SRTC effected a pro rata dividend distribution to its stockholders of substantially all the Company's common stock held by SRTC. SRTC's Board of Directors believed shareholder value would be enhanced by distributing the Company's common stock directly to the SRTC shareholders. Accordingly, as a result of its 40% ownership, the Company received 2,618,898 shares in conjunction with this distribution; however, the Company's ownership percentage in SRTC remained unchanged as a result of the transaction. The transaction was accounted for as a retirement of common stock at historical cost, which approximated fair value. A certain shareholder (and board member) who also owned SRTC common stock received additional DIVA common stock as a result of this distribution.

               On December 4, 1997, the Company and SRTC entered into a Development Services Agreement. The Development Services Agreement required the Company to pay SRTC $4,900,000 in development fees in exchange for SRTC's continued technology development of the Sarnoff Server, for the Company's video-on-demand service. In addition, the Company agreed to pay $2,300,000 for servers to be delivered in fiscal 1998 and 1999. For the year ended June 30, 1998, the Company paid $2,950,000 for engineering and development expense and $2,300,000 for servers under the Development Services Agreement.

          (b) Acquisition of SRTC

               On January 15, 1998, the Company and SRTC executed an Agreement and Plan of Reorganization setting forth their agreement to merge SRTC into the Company, with the Company as the surviving corporation (the "SRTC Transaction"). On that date, the Company held approximately 40% of the outstanding capital stock of SRTC. In exchange for the remaining approximately 60% of the issued and outstanding stock of SRTC, the Company issued 3,277,539 shares of Series AA preferred stock valued at $6.50 per share. The fair value was determined by the Board of Directors based on the most recent sales of preferred securities and the then current financial condition of the Company, as well as other business considerations. In addition, the Company reserved 276,792 shares of its Series AA preferred stock for issuance upon exercise of options assumed by the Company in the transaction. These options were valued at $1,744,000 using the Black-Scholes option pricing model and were included in the purchase price. Assumptions used were as follows: Expected life of 3 years; Volatility of 90%; Dividend yield of 0%; Risk-free rate of 5.62%. The Company also reserved 380,767 shares of its common stock for use in connection with the future issuance of options to SRTC employees (see Note
               8). The purchase price of $23,049,000 is comprised of the fair value of the preferred stock issued ($21,305,000) and the fair value of options assumed ($1,744,000).

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999





               The Company completed the SRTC Transaction in April 1998. The Company accounted for the merger as a purchase, and, accordingly, the operating results of SRTC have been included in the Company's consolidated financial statements since the date of acquisition. The Company allocated the purchase price based on an appraisal by an independent third party using the cost approach, which is the approach often used to value an early stage technology. The allocation of the purchase price is as follows: $2,886,000 to the fair value of acquired assets; $4,693,000 to assumed liabilities; $535,000 to assumed work force; and $24,321,000 to acquired in-process research and development. The acquired in-process research and development has not yet reached technological feasibility and has no future alternative use until it is further developed. The Company believes it will have to incur a significant amount of research and development to develop the in-process technology into a commercially viable product. There were no contingent payments, options, or commitments included in the purchase.

               The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SRTC had occurred as of the beginning of fiscal 1997 and 1998:

                                                   Year ended June 30,
                                       -----------------------------------------
                                                1997                  1998
                                       -------------------   -------------------
                                          (in thousands, except per share data)
               Net loss before
                 extraordinary item    $        61,491                  82,716
               Net loss                         61,491                  93,392
               Basic and diluted
                 net loss per
                 share before
                 extraordinary item               4.01                    5.08
               Basic and diluted net
                 loss per share                   4.01                    5.72



               The pro forma results include amortization of the assumed workforce of $178,000 for the years ended June 30, 1997 and 1998. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

     (4)  Notes Payable

          Notes payable as of June 30, 1997, were comprised of $47,000,000 of Subordinated Discount Notes (the 1996 Notes) due May 15, 2006, issued as 47,000 units of one note and one warrant to purchase 40.4 shares of common stock at $0.005 per share (the 1996 Warrants). The 1996 Notes were subordinated to all existing and future indebtedness of the Company.

          Pursuant to the 1996 Notes, approximately $18,000,000 of restricted cash was deposited in an escrow account during 1996, subject to completion of specified performance milestones. In the event milestones were not achieved, the Company would have been required to retire the 1996 Notes up to the amount of the remaining restricted cash. As of June 30, 1997 and 1998, approximately $15,000,000 and $18,230,000, respectively, of restricted cash had been released.

          The 1996 Notes were initially zero coupon, with an original issue discount that accreted to interest expense at an effective rate of 13.8% per annum, compounded semiannually. Commencing November 15, 2001, cash interest would have been payable on the 1996 Notes semiannually in arrears on each May 15 and November 15 at the rate of 13% per annum. Under certain provisions of the indenture, the interest rate could have been increased to 15% per annum in May 1999.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




Pursuant to a warrant agreement dated as of May 15, 1996 by and between the Company and The Bank of New York as the warrant agent, in the event the Company has not consummated an initial public offering of its Common Stock prior to May 15, 2006, holders of the 1996 Warrants may require the Company (i) to repurchase the 1996 Warrants (the "Put") at the fair market value of the underlying Common Stock (the "Put Price") or (ii) to extend the expiration date of the 1996 Warrants to May 15, 2011, at which time the holders may exercise the Put at the Put Price. At May 15, 1996 a value of $285,000 was ascribed to the 1996 Warrants and recorded as redeemable warrants since the warrant holders, under certain circumstances, may require the Company to purchase the warrants at fair value on May 15, 2006. The redeemable warrants are being accreted to their redemption value by May 15, 2006.

In connection with the Company's February 1998 debt offering discussed below, all the outstanding 1996 Notes were exchanged. For the year ended June 30, 1998, the Company recorded an extraordinary loss of $10,676,000 resulting from the exchange of the 1996 Notes.

On February 19, 1998, the Company completed a debt offering for $463,000,000 of 12-5/8% Senior Discount Notes (the "1998 Notes") due March 1, 2008. The 1998 Notes consist of 463,000 units, of which 404,998 were offered for sale and 58,002 were offered in exchange for all of the 1996 Notes. Each unit consists of one 1998 Note due 2008 and three warrants each to purchase two shares of the Company's common stock at $0.005 per share (the "1998 Warrants"). The 1998 Notes are senior unsecured indebtedness of the Company and rank pari passu with any future unsubordinated unsecured indebtedness and will be senior to any future subordinated indebtedness of the Company.

The 1998 Notes were issued at a substantial discount of $212,980,000. Commencing March 1, 2003, cash interest will be payable on the notes semiannually in arrears on each March 1 and September 1 at the rate of 12-5/8% per annum. Under certain provisions of the indenture, the interest rate could be increased.

Pursuant to a warrant agreement dated as of February 19, 1998 by and between the Company and The Bank of New York as the warrant agent, upon the occurrence of certain consolidations and mergers and assets sales and subject to certain conditions and limitations, the Company will be required to offer to repurchase all outstanding 1998 Warrants at the Repurchase Price, as defined.

The gross proceeds to the Company from the debt offering were $250,020,000. In connection with the offering, the Company recorded $18,057,000 in additional paid-in capital representing the fair value of the warrants calculated using the Black-Scholes option pricing model. Assumptions used were as follows: Expected life of 10 years; Volatility of 50%; Dividend yield of 0%; Risk-free rate of 6%. In addition, the Company recorded an extraordinary loss of $10,676,000, consisting primarily of a cash premium paid to holders of the 1996 Notes, resulting from the exchange of the 1996 Notes.

The effective interest rate of the 1998 Notes, reflecting the allocation for warrants and costs associated with the debt offering, is 14.1%.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




The 1998 Notes are callable at a declining premium after March 1, 2003, after which the Company may redeem in whole or in part the 1998 Notes prior to March 1, 2003, by paying a specified premium over the accreted principal value. The redemption premiums are as follows, during the period commencing March 1 of such year:

        Year                                            Percentage
--------------------                                -------------------
        2001                                              106.31%
        2002                                              104.20%
        2003                                              102.10%
        2004 and thereafer                                100.00%


In addition, at any time prior to March 1, 2001, the Company may redeem up to 35% of the accreted value of the 1998 Notes with the proceeds of one or more sales of the Company's stock, at any time or from time to time in part, at a redemption price of 112.625% of the accreted value plus accrued and unpaid interest provided that the 1998 Notes, representing at least $301,000,000 aggregate principal amount at maturity, remain outstanding after each such redemption.

As of June 30, 1999, notes payable consist of the following (in thousands):

                       Principal - 1998 Notes                 $  463,000
                       Discount - 1998 Notes                    (231,037)
                       Amortized Discount - 1998 Notes            43,563
                       Other                                          38
                                                             -----------
                         Total                               $   275,564
                                                             ===========


(5)      Income Taxes

         Total income tax benefit differs from expected tax benefit (computed by multiplying the U.S. income statutory rate of 34% by loss before income tax) as a result of the following (in thousands):

                                                    Year ended June 30,
                                       -----------------------------------------
                                           1997           1998          1999
                                       ------------   ------------  ------------

Expected tax benefit                    $ (11,549)      (31,062)      (36,470)
Net operating losses and temporary
     differences for which no benefit
     was recognized                        11,134        22,455        36,211
In-process research and development
     expense                                  388         8,451            --
Other permanent differences                    27           156           259
                                          --------      --------      --------

           Total                        $      --            --            --
                                          ========      ========      ========

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

                                                                 June 30,
                                                          ----------------------
                                                             1998        1999
                                                          ----------  ----------

Deferred tax assets:
     Loss carryovers and deferred start-up expenditures   $  39,891     62,552
     Technology asset                                         1,683         --
     State tax credit carryforwards                           2,130      6,360
     Debt financing costs                                     4,568     18,944
     Accruals, reserves, and other                              364      3,319
     Fixed assets                                                47      2,839
                                                            --------   --------

           Total gross deferred tax assets                   48,683     94,014

Valuation allowance                                         (48,683)   (93,880)
                                                            --------   --------

Deferred tax assets, net of valuation allowance                  --        134

Deferred tax liabilities                                         --       (134)
                                                            --------   --------

           Net deferred tax asset                         $      --         --
                                                            ========   ========


Because the Company has incurred significant net losses and the realization of its deferred tax assets is dependent upon the Company's ability to successfully develop and market its video-on-demand service, a valuation allowance has been recorded against such deferred tax assets. The valuation allowance increased $45,197,000 from June 30, 1998 to June 30, 1999.

As of June 30, 1999, the Company has cumulative federal net operating losses of approximately $152,325,000, which can be used to offset future income subject to federal income taxes. The federal tax loss carryforwards will expire beginning in 2011 through 2019. As of June 30, 1999, the Company has cumulative California net operating losses of approximately $82,004,000, which can be used to offset future income subject to California taxes. The California tax loss carryforwards will expire in 2004. As of June 30, 1999, the Company has cumulative New Jersey net operating losses of approximately $6,514,000, which can be used to offset future income subject to New Jersey taxes. The New Jersey tax loss carryforwards will expire beginning in 2006 through 2007. As of June 30, 1999, the Company has cumulative Pennsylvania net operating losses of approximately $7,070,000, which can be used to offset future income subject to Pennsylvania taxes. The Pennsylvania tax loss carryforwards will expire beginning in 2001 through 2002.

As of June 30, 1999, the Company has federal research tax credit carryforwards for income tax return purposes of approximately $4,207,000 available to reduce future income subject to income taxes. The federal research credit carryforwards expire beginning in 2011 through 2019. As of June 30, 1999, the Company has unused California research and development tax credits of approximately $2,109,000; these research credits will carryforward indefinitely until utilized.

Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue code. The Company has not yet determined to what extent these provisions will restrict its ability to utilize its net operating loss and tax credit carryforwards pursuant to these provisions.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




     (6)  Preferred Stock

          The Company has authorized 30,000,000 shares of preferred stock as of June 30, 1999, of which the following are designated as issued and outstanding:

                                                            Shares
                                      Shares              issued and
                                    designated            outstanding
                                 ------------------    ------------------

Series:
     AA                              3,750,000             3,316,651
     A                                 205,600               205,600
     B                               4,493,748             3,419,842
     C                               6,918,600             6,168,600
     D                               8,517,352             8,279,590
                                 ------------------    ------------------
                                    23,885,300            21,390,283
                                 ==================    ==================

          The rights, preferences, and privileges of these series of preferred stock are explained below.

          (a)  Conversion

               Each share of preferred stock is convertible into common stock at the option of the holder at a rate of one share of common stock for each share of preferred stock, subject to adjustment to protect against dilution. Each share of Series D preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $6.80 per share and an aggregate offering price of not less than $15,000,000. Each share of Series C preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $5.00 per share and an aggregate offering price of not less than $15,000,000. Each share of Series A and B preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $2.00 per share and an aggregate offering price of not less than $10,000,000. Each share of Series AA preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering with an aggregate offering price of not less than $15,000,000. The Company has reserved 23,651,698 shares of common stock in the event of conversion.

          (b)  Liquidation Preferences

               In the event of liquidation or sale of the Company, distributions to the Company's stockholders shall be made in the following manner: first, $5.72 per share for Series D preferred stock and $4.205 per share for Series C preferred stock; then $0.855 per share for Series B preferred stock; then $0.50 per share for Series A preferred stock; and then $6.50 per share for Series AA preferred stock. The holders of preferred stock are further entitled to any remaining assets which will be distributed ratably among the holders of Class C common stock (see Note 7), common stock, and preferred stock on an "as if converted" basis after payment of preferential amounts to the holders of Class C common stock, common stock, and Class B common stock.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




          (a)  Voting

               Holders of preferred stock are entitled to one vote for each share of common stock into which such shares can be converted.

          (b)  Dividends

               In any fiscal year, the Company's Board of Directors may declare noncumulative cash dividends out of legally available assets at the rates of $0.03, $0.055, $0.25, $0.345, and $0.39 per share for Series A, B, C, D, and AA preferred stock, respectively. If declared, such dividends must be paid before any dividends on common stock. The holders of Series D and C preferred stock have preference and priority to any payment of any dividend on Series A, B, and AA preferred stock and common stock. The holders of Series B preferred stock have preference and priority to any payment of any dividend on Series A and AA preferred stock and common stock. The holders of Series A preferred stock have preference and priority to any payment of any dividend on Series AA preferred stock and common stock. The holders of Series AA preferred stock have preference and priority to any payment of any dividend on common stock. As of June 30, 1998 and 1999, no dividends had been declared.

     (7)  Common Stock

          The Company has authorized 65,000,000 shares of common stock as of June 30, 1999, of which two shares have been designated Class B common stock and 857,370 shares have been designated Class C common stock. As of June 30, 1999, 16,606,204 shares of common stock and 857,370 shares of Class C common stock were issued and outstanding.

          The relative designations, rights, preferences, and restrictions of the Class B and C common stock are as follows:

          (a)  Conversion

               Each share of Class C common stock is convertible into common stock at the option of the holder at a rate of one share of common stock for each share of Class C common stock, subject to adjustment to protect against dilution. Each share of Class C common stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $2.00 per share and an aggregate offering price of not less than $10,000,000.

          (b)  Liquidation Preferences

               In the event of any liquidation and after payment to all holders of preferred stock of their full preferential amounts, the holders of Class C common stock shall be paid $0.82 per share. If there are insufficient funds to distribute among all holders of Class C common stock, then the entire remaining assets shall be distributed among the holders of Class C common stock on a pro rata basis. After payment to the holders of Class C common stock, then the holders of common stock shall be entitled to $0.025 per share. After payment to the holders of common stock, the holders of Class B common stock shall be entitled to $5.00 per share. Any remaining assets shall be distributed to all holders of Series A, B, and C preferred stock, Class C common stock, and common stock on a pro rata basis, based on the number of shares of common stock on an "as if converted" basis.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




          (c)  Dividends

               No dividends shall be paid on any share of common stock unless a dividend is paid on shares of Series A, B, C, D, and AA preferred stock.

               In August and October 1995, in connection with a consulting agreement, 1,294,000 shares of the Company's common stock were sold at fair value, $0.005 per share, subject to repurchase by the Company. The Company's right to repurchase lapses through October 1997 for 360,000 shares. The Company's right to repurchase the remaining 934,000 shares lapses based on the Company's ability to secure financing. As of June 30, 1999, no shares remained subject to repurchase.

     (8)  Options and Warrants

          (a)  Options and Warrants

               In connection with the issuance of the 1996 Notes the fair value of the Common Stock warrants was determined to be $285,000 using the Black-Scholes option pricing model with the following assumptions: Expected life of 10 years; Volatility of 50%; Dividend yield of 0%; Risk-free rate of 6% (see note 4). Each warrant entitles the holder to purchase 40.4 shares of common stock for $0.005 per share. The warrants expire on the earlier of an exercise event, as defined, or 10 years from the date of issuance.

               Warrants to purchase 1,073,906 shares of Series B preferred stock at $0.855 and $1.50 per share were issued in October 1995 and May 1996, respectively, in connection with bridge financings that were repaid in October 1995 and June 1996, respectively. The term of these warrants is five years from date of issue. The fair value of these warrants, totaling approximately $207,000, was calculated using the Black-Scholes option pricing model with the following assumptions: Expected life of 3 years; Volatility of 50%; Dividend yield of 0%; Risk-free rate of 6%.

               In June 1996, the Company's Board of Directors granted warrants to key contractors to purchase 71,000 shares of the Company's common stock at a price of $2.00 per share. The term of these warrants is 10 years, and these warrants only become exercisable upon the earlier of 5 years from the date of grant or upon the closing of an initial public offering of the Company's stock or an acquisition of the Company. The fair value of these warrants, totaling approximately $1,000, was calculated using the Black-Scholes option pricing model with the following assumptions: Expected life of 3 years; Volatility of 50%; Dividend yield of 0%; Risk-free rate of 6%. During the year ended June 30, 1998, warrants to purchase 5,000 shares of the Company's common stock were canceled.

               In October 1996, the Company issued warrants to an employee to purchase 1,000,000 shares of Series C preferred stock at $4.21 per share. These warrants are immediately exercisable and expire in 5 years. In August 1997, warrants to purchase 650,000 shares were canceled.

               In October 1996, the Company also issued warrants to purchase 200,000 shares of Series C preferred stock at $4.21 per share to a vendor for consideration of future marketing services. These warrants vest at a rate of 5% every three months starting after October 1996. The term of these warrants is five years from the date of issue. This determination was made based upon the fair value of these warrants, totaling approximately $434,000, which would have been amortized over the term of the warrant. Fair value was calculated using the Black-Scholes option pricing model with the following assumptions: Expected life of 5 years; Volatility of 50%; Dividend yield of 0%; Risk-free rate of 6%.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999





In October 1996, the Company also issued warrants to purchase 200,000 shares of Series C preferred stock at $4.21 per share to a customer. These warrants are exercisable in full upon the occurrence of certain events. The term of the warrants is 10 years from the date of issue. This determination was based upon the fair value of these warrants, totaling approximately $270,000, and was calculated using the Black-Scholes option pricing model with the following assumptions: Expected life of 2 years; Volatility of 50%; Dividend yield of 0%; Risk-free rate of 6%.

In October 1997, the Company issued warrants to purchase 200,000 shares of Series D preferred stock at $5.72 per share to a customer. The warrants are immediately exercisable and expire 5 years from date of issue. The fair value of these warrants, totaling approximately $590,000, was calculated using the Black-Scholes option pricing model with the following assumptions: Expected life of 5 years; Volatility of 50%; Dividend yield of 0%; Risk-free rate of 6%.

In connection with the issuance of the 1998 Notes (see Note 4), $18,057,000 of the proceeds has been allocated to the common stock warrants. Such amount has been included in debt discount and is being amortized to interest expense using the effective interest method over the period that the 1998 Notes are outstanding. Each warrant entitles the holder to purchase two shares of common stock for $0.005 per share for an aggregate of 2,778,000 shares of common stock. The warrants are exercisable beginning one year after the closing date of the 1998 Notes and expire upon maturity of the 1998 Notes.

In May 1998, the Company's Board of Directors granted warrants to consultants to purchase 20,000 shares of the Company's common stock at a price of $4.00 per share. The term of these warrants is 10 years, and these warrants only become exercisable upon the earlier of 5 years from the date of grant or upon the closing of an initial public offering of Company's common stock or an acquisition of the Company. The fair value of these warrants, totaling approximately $29,000 to be amortized over the vesting period, 4 years, was calculated using the Black-Scholes option pricing model with the following assumptions: Expected life of 10 years; Volatility of 50%; Dividend yield of 0%; Risk-free rate of 6%.

In November 1998, the Company's Board of Directors granted warrants to an employee to purchase 650,000 shares of the Company's common stock at a price of $8.00 per share. The term of these warrants is 10 years from the date of issue. These warrants vested at a rate of 50,000 shares every three months starting August 1998. In March 1999, the employee was terminated and unvested warrants to purchase 550,000 shares were canceled.

In December 1998, in connection with a deployment agreement, the Company undertook to grant warrants to purchase a maximum of 2,200,000 shares of a new series of preferred stock, convertible one for one to common stock upon the earlier of either an initial public offering of the Company's stock or an acquisition of the Company at an exercise price of $8.00 per share. The warrants only become exercisable upon the customer meeting certain service deployment milestones. The Company is valuing the warrants using the Black-Scholes model as of each interim date until the achievement of certain milestones have been met. The resulting valuation is being amortized over a period from granting of the warrant and ending on the date of the expected achievement of the milestones. As of June 30, 1999 no warrants were exercisable.

In June 1999, in connection with a deployment agreement, the Company undertook to grant warrants to purchase 275,000 shares of a new series of preferred stock at an exercise price of $8.00 per share. The warrants become exercisable upon the customer's ability to meet certain annual service deployment milestones, over a period of 3 years. The Company is valuing the warrants using the Black-Scholes model as of each interim date until the achievement of certain milestones have been met. The resulting valuation is being amortized over a period from granting of the warrant and ending on the date of the expected achievement of the milestones. As of June 30, 1999 no warrants were exercisable.

The fair value of all warrant issuances was calculated using the Black-Scholes option pricing model.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




(b)  Stock Plans

     In August 1995, the Company adopted the 1995 Stock Plan (the 1995 Plan) under which incentive stock options and nonstatutory stock options may be granted to employees and consultants of the Company. An aggregate of 8,200,000 shares of common stock is reserved for issuance under the 1995 Plan. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years; however, they may be limited to 5 years if the optionee owns stock representing more than 10% of the Company. Vesting periods are determined by the Company's Board of Directors and generally provide for ratable vesting over 4 to 5 years.

     In August 1995, the Company granted immediately exercisable nonstatutory stock options to the founders of the Company, subject to repurchase by the Company at a rate equivalent to the vesting schedule of each option. As of June 30, 1997, 1998 and 1999, 392,400, 261,600 and 277,380 shares, respectively, were subject to repurchase.

     In April 1998, in connection with the merger of SRTC, the Company adopted the 1998 Stock Plan (the "1998 Plan") whereby the Company reserved 380,767 shares of its common stock for issuance through incentive stock options and nonstatutory stock options to employees, directors, and consultants of SRTC. In April 1998, all options under the 1998 Plan were granted at an exercise price of $2.40. The options expire 10 years from the vesting commencement date, generally the hire date. The options are exercisable in accordance with the following vesting schedule: 10% of the shares subject to option shall vest 6 months after the vesting commencement date and 5% of the shares subject to option shall vest each 3-month period thereafter. However, in the event that the option holder is no longer a service provider to the Company prior to October 1, 1998, no shares subject to the option shall vest.

     In April 1998, in connection with the merger of SRTC, the Company reserved 276,792 shares of its Series AA preferred stock for issuance upon exercise of options to purchase common stock of SRTC, which were assumed by the Company. Each option assumed by the Company continues to be subject to the terms and conditions, including vesting, set forth in the original SRTC option plan. All stock options have 10 year terms and vest ratably over 4 years from the date of grant. During the year ended June 30, 1998 and 1999, 21,116 and 17,996 options were exercised, respectively. As of June 30, 1999 195,250 shares were vested.

     The Board of Directors is entitled in its discretion to grant options ("Out of Plan Options") with vesting periods which are different from the standard five year period and with variable exercise prices. In a limited number of instances, the Compensation Committee has exercised its discretion and has granted options with both shorter and longer vesting periods than the standard five year period and at variable exercise prices (all of which were equal to or greater than fair market value at date of grant). There were 1,918,608 options outstanding as of June 30, 1999.

     In January 1999 the President was granted Out of Plan options to purchase 600,000 shares of Common Stock at an exercise price of $3.35 per share (the "First Option"), and additional options to purchase 600,000 shares of Common Stock at an exercise price of $3.35 per share, an option to purchase 400,000 shares of Common Stock at an exercise price of $4.50 per share and an option to purchase 200,000 shares of Common Stock at an exercise price of $8.00 per share, which options vest over five-years. All such options shall become fully exercisable on the earlier of six months from the date of a "Change of Control" (as defined in the agreement) or the termination of the President's employment after a Change of Control without "Cause" (as defined in the agreement). The President is entitled to return the First Option in exchange for a lump sum payment beginning on the first anniversary of the commencement of his employment. Should this election be made between February 2001 and 2004, he will receive $1,920,000. As of June 30, 1999 the Company had accrued $310,000 relating to this obligation.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




(c)  Accounting for Stock-Based Compensation

     The Company uses the intrinsic value method in accounting for its common stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements because the exercise price of each option approximated the fair value of the underlying common stock as of the grant date for each stock option. The Company considered the cash sales of preferred stock in determining the fair value of its common stock. Compensation cost related to grants to nonemployees in 1997, 1998 and 1999 was not material. Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's pro forma net loss would have been increased to approximately $34,056,000, $91,081,000, $107,735,000 and $244,150,000 for the years ended
     June 30, 1997, 1998, and 1999, and for the period from July 1, 1995 (inception) to June 30, 1999, respectively.

     Pro forma net loss reflects only options granted in 1997, 1998 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to July 31, 1996, is not considered.

     The fair value of each option is estimated on the date of grant using the minimum value method with the following weighted-average assumptions:

                                        Years ended June 30,
                             ----------------------------------------
                               1997             1998            1999
                             -------          -------         -------

Expected life                  3.52 years       3.18 years      3.18 years
Risk-free interest rate             6.21%            5.64%           4.99%


     A summary of the status of the Company's common stock option plans follows:


                                                 1997                            1998                           1999
                                      ---------------------------     ---------------------------    ---------------------------
                                                        Weighted-                       Weighted-                      Weighted-
                                                         average                         average                        average
                                                        exercise                        exercise                       exercise
                                        Shares            price         Shares            price        Shares            price
                                      ----------       ----------     ----------       ----------    ----------       ----------
Outstanding at
     beginning of year                  841,000         $   0.13      3,118,500         $   0.52      5,200,260         $   1.13
        Granted                       2,621,000             0.63      2,903,150             1.63      4,044,695             3.58
        Exercised                      (301,000)            0.35       (565,050)            0.47       (278,120)            1.10
        Canceled                        (42,500)            0.51       (256,340)            0.91     (1,091,090)            1.74
                                    --------------                  --------------                 ---------------

Outstanding at
     end of year                      3,118,500             0.52      5,200,260             1.13      7,875,745             2.30
                                    ==============                  ==============                 ===============

Options exercisable
     at end of year                     429,200             0.25      1,135,868             0.63      2,051,175             1.23
                                    ==============                  ==============                 ===============

Weighted-average fair
     value of options
     granted during the
     year at market                                         0.24                            0.22                            0.54


                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999





     The following table summarizes information about common stock options outstanding as of June 30, 1999:


                                                     Outstanding                                        Exercisable
                               ---------------------------------------------------------   --------------------------------------
                                                      Weighted-
                                                       average                                                     Weighted-
                                                      remaining           Weighted                                  average
 Exercise                           Number           contractual           average               Number            exercise
  prices                          outstanding        life (years)      exercise price         exercisable            price
----------------------------   ----------------   -----------------   ------------------   -----------------   ------------------
  $ 0.05    -       $ 1.25         3,256,010             7.65              $ 0.779              1,471,680           $ 0.679
    2.40    -         3.35         4,019,735             9.31                3.035                579,495             2.632
    4.50    -         8.00           600,000             9.70                5.667                      0             0.000

                               ----------------   -----------------   ------------------   -----------------   ------------------

    0.05    -         8.00         7,875,745             8.65              $ 2.303              2,051,175           $ 1.231
                               ================   =================   ==================   =================   ==================


(9)  Relationship with Systems Integrator

     The Company has a license agreement with a systems integrator (the "Integrator") whose primary market is the U.S. Federal Government, under which the Company granted the Integrator exclusive rights to the U.S. Government Intelligence and Surveillance market sectors. Commencing January 1, 2000, the Integrator shall pay the Company a running royalty of 5% of gross sales by the Integrator with a minimum of $500,000 per year. The Integrator may cancel this agreement upon 180 days written notice to the Company. The Company may cancel this agreement upon the occurrence of certain events.

(10) Acquisition of Norstar Multimedia, Inc.

     On July 22, 1996, the Company acquired Norstar Multimedia, Inc. in a business combination accounted for by the purchase method. The purchase price of $4,061,000 was paid in the form of $3,358,000 in cash and 857,370 shares of Class C common stock at $0.82 per share. There were no contingent payments, options, or commitments included in the purchase.

     The entire purchase price of $4,061,000 was allocated to the acquisition of in-process research and development and was charged to expense during the year ended June 30, 1997. The Company acquired Norstar because Norstar was developing a business model for a consumer-based VOD service, similar to the Company's, and had developed very preliminary technology related to a set-top box for a VOD service. However, the Norstar technology had not reached technological feasibility, i.e., no working prototype was ever developed, and there was no future alternative use for this technology. After acquiring Norstar, the Company analyzed the acquired technology and identified its weaknesses. Based upon its review, the Company determined it did not intend to pursue any further development of the acquired technology or integrate Norstar's technology into the Company's. The Company's decision not to use the Norstar technology was made in the same period as the acquisition.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




(11) Commitments and Contingencies

     (a)  Leases

          The Company leases its facilities under operating leases. The future minimum lease payments pursuant to these leases are as follows (in thousands):

     Year ending
      June 30,
     -----------

        2000                                      $           2,298
        2001                                                  2,098
        2002                                                  1,614
        2003                                                  1,657
        2004 and thereafter                                  11,544


          Total rent expense for the years ended June 30, 1997, 1998, and 1999, and for the period from July 1, 1995 (inception) to June 30, 1999, was $223,000, $597,000, $1,583,000, and $2,439,000, respectively.


     (b)  Litigation

          The Company is a party to certain claims arising out of the normal conduct of its business. While the ultimate resolution of such claims against the Company cannot be predicted with certainty, management expects that these matters will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

(12) Segment Information

     The Company has adopted the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

     The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has one reportable segment.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1999




(13) Quarterly Data (unaudited) (in thousands, except per share amounts):


1999                                     1st Quarter          2nd Quarter          3rd Quarter          4th Quarter
----                                     -----------          -----------          -----------          -----------
Revenue                                    $    63              $    57              $   107              $    66

Net operating loss                          15,436               17,823               21,006               27,677

Net loss                                    20,783               23,893               27,630               34,958

Net loss per share                         $  1.24              $  1.40              $  0.62              $  2.03


          Net loss for the fourth quarter of 1999 includes a $9.1 million write-down of fixed assets (see Note 2).


1998                                     1st Quarter         2nd Quarter         3rd Quarter        4th Quarter
----                                     -----------         -----------         -----------        -----------
Revenue                                    $    --             $     5             $    12             $    65

Net operating loss                           9,437               9,543              11,966              39,517

Loss before extraordinary item              10,238              10,313              15,219              44,422

Extraordinary item                              --                  --              10,676                  --

Net loss                                    10,238              10,313              25,895              44,422

Basic and diluted net loss per share:

    Loss before extraordinary item            0.65                0.70                0.93                2.70

    Extraordinary loss -                        --                  --                0.64                  --
    early extinguishment of debt

    Net loss per share                     $  0.65             $  0.70             $  1.57             $  2.70

          Net loss for the fourth quarter of 1998 includes a $24.3 million charge to acquired in-process research and development in connection with the acquisition of SRTC (see Note 3).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     Set forth below are the names, ages, and positions of the directors and executive officers of the Company as of August 31, 1999. All directors hold office until their successors are duly elected and qualified and all executive officers hold office at the pleasure of the Board of Directors.


         Name                   Age                               Position
----------------------          ---     -----------------------------------------------------------------------
Paul M. Cook                    75      Chairman of the Board
David F. Zucker                 37      President and Chief Executive Officer
Christopher W. Goode            47      Executive Vice President, Engineering and Chief Technology Officer
F. Ray McDevitt                 55      Executive Vice President, Marketing and Product Management
Tim N. Rea                      44      Executive Vice President, Operations and Chief Operating Officer
Stephanie A. Storms             49      Senior Vice President, General Counsel and Secretary
William M. Scharninghausen      43      Vice President, Finance and Administration, and Chief Financial Officer
Alan H. Bushell                 52      Director
John W. Goddard                 58      Director
Jules Haimovitz                 48      Director
John A. Rollwagen               59      Director
Barry E. Taylor                 51      Director and Assistant Secretary


     Paul M. Cook founded the Company in 1995 and has served as its Chairman of the Board and its Chief Executive Officer until February 1999. Mr. Cook was Chairman of the Board of SRI, one of the world's largest contract research firms, from December 1993 to July 1998 and has served as a member of its Board of Directors since 1987. Mr. Cook is also Chairman of Sarnoff and a director of SRTC. Mr. Cook founded Raychem Corporation ("Raychem"), in 1957 to develop commercial applications for radiation chemistry. Mr. Cook served as Chief Executive Officer of Raychem for 33 years before retiring in 1990 and served on its Board of Directors until 1996. From 1990 to 1994, Mr. Cook served as Chairman of the Board and Chief Executive Officer of CellNet Data Systems ("CellNet"), a provider of wireless data communications services. Mr. Cook retired as Chief Executive Officer of CellNet in September 1994 and retired as Chairman of the Board in November 1997, but remains on the Board of Directors of CellNet.

     David F. Zucker has served as President and Chief Executive Officer and as a Director since February 1999. Prior to joining the Company, Mr. Zucker served as an executive of The Walt Disney Company/ABC, Inc. from 1987 to January 1999, most recently as Managing Director of ESPN International and Executive Vice President of ESPN. Prior to joining The Walt Disney Company/ABC, Inc., Mr. Zucker worked for two years with Goldman, Sachs & Co.

     Christopher W. Goode has served as Executive Vice President, Engineering since April 1999 and Chief Technology Officer since July 1997. From July 1997, Mr. Goode served as Senior Vice President, Engineering and from October 1995 as Vice President, Development. Prior to joining the Company, he was Executive Vice President, Research and Development at Raynet Corporation, a developer of fiber-to-the-curb networks, where he guided research and development efforts as the company grew from a prototype and field trial organization to volume manufacturer, and assisted in developing product strategy, especially in the broadband access area. Prior to joining Raynet, Mr. Goode held senior technical positions at Alcatel and ITT Corporation over a 16-year period. At Alcatel, Mr. Goode served as Vice President of Research and Development--North America, where he was responsible for directing the development of Sonet and fiber-in-the-loop products. Mr. Goode was also Chief Engineer at Shanghai Bell Telephone Equipment Manufacturing Co., an Alcatel joint venture, where he was responsible for digital switching system development, installation and testing during the start-up phase. Prior to that, he held technical management positions with ITT Corporation and Standard Telephones & Cables.

     F. Ray McDevitt has served as Executive Vice President, Marketing and Product Management since April 1999. From July 1997, Mr. McDevitt served as Senior Vice President, Marketing and Product Management and from September 1995 as Vice President, Marketing and Product Management. From December 1992 to September 1995, Mr. McDevitt held various positions at Ericsson Raynet, including Vice President of Product Line Management and Marketing and Vice President of Broadband Research, where he designed the early HFC networks with NYNEX as part of the video dial tone service developed during the period from 1993 to 1995. Prior to joining Ericsson Raynet, Mr. McDevitt served as Director of Broadband Development at Alcatel, with responsibilities including fiber-in-the-loop access product development and management for the telecommunications industry. While at Alcatel, Mr. McDevitt project managed and activated the Perryopolis field trial with Bell Atlantic in 1989. Mr. McDevitt also has three years of experience as President of FiberLan, a startup company that developed broadband fiber optics private networks for industrial parks and campus environments. During the rapid cable television buildout period of 1981 to 1985, Mr. McDevitt was the Vice President of Technical Operations for Warner Amex, where his responsibilities included the design and technical operations of the two-way addressable QUBE systems for cities such as Dallas, Pittsburgh and Cincinnati. By 1984, Mr. McDevitt designed and oversaw operations of over 4,000 two-way interactive QUBE subscribers deployed in six major systems across the United States.

     Tim N. Rea has served as Executive Vice President, Operations and Chief Operating Officer of the Company since April 1999. From July 1997, Mr. Rea served as Senior Vice President, Operations and from August 1996 as Vice President, Operations. Prior to joining DIVA, from December 1981 to July 1996, Mr. Rea served in various marketing, operations and general management positions with Viacom Cable, most recently as Senior Vice President/General Manager for Viacom's Northwest region, which included 875 employees and served 500,000 customers. Mr. Rea was responsible for consolidating stand-alone cable systems into regional centers to prepare for competition, and readying plant facilities and management for entry into the telephony, data access and digital television businesses.

     Stephanie A. Storms has served as Senior Vice President, General Counsel of the Company since July 1999, and Secretary since March 1998. From December 1996, Ms. Storms served as Vice President, General Counsel. Prior to joining the Company, she was Deputy General Counsel of Viacom Inc. and Vice President of Viacom Cable, a division of Viacom Inc. Ms. Storms held positions with various cable industry trade groups in conjunction with her employment with Viacom; she served on the Board of Directors of the California Cable Television Association and was a member of its legal committee and of the legal committee of the National Cable Television Association. Prior to joining Viacom Cable in 1987, Ms. Storms was Vice President and Assistant General Counsel of American Television and Communications Corp., the cable television subsidiary of Time Inc. which was then one of the top two largest MSOs. Before that, she was an attorney with the law firm of Adams, Duque & Hazeltine in Los Angeles, California.

     William M. Scharninghausen has served as Vice President, Finance and Administration, of the Company since June 1997 and has served as Chief Financial Officer since January 1999. Prior to joining the Company, he was Corporate Controller and Chief Accounting Officer of StarSight Telecast, Inc., a developer of interactive television guides, from 1993 to June 1997. Prior to joining StarSight Telecast, Mr. Scharninghausen held various finance and accounting positions with Lucas Film Ltd./LucasArts Entertainment Company, Orion Pictures Corporation and Twentieth Century Fox Film Corporation. Mr.
Scharninghausen is a certified public accountant.

     Alan H. Bushell, who founded the Company with Mr. Cook in 1995, has served as a Director since that time and served as its President, Chief Operating Officer and Chief Financial Officer until December 1998. Prior to founding the Company, Mr. Bushell served as Senior Vice President, Chief Operating Officer and Chief Financial Officer of CellNet. Prior to joining CellNet, Mr. Bushell held various management positions with private and public technology-based companies, including President of Advanced Polymer Systems, Inc., Vice President of Operations at Everex Systems, Inc., President of Zymogenetics Inc. and various strategic planning and product management positions with Raychem. During the 1970s, he was also a consultant in the Amsterdam office of McKinsey & Co.

     John W. Goddard has served as a member of the Company's Board of Directors since January 1997. From 1980 to July 1996, he held the positions of President and Chief Executive Officer of Viacom Cable, a division of Viacom, Inc. From 1966 to 1980, Mr. Goddard held various management positions at Tele-Vue Systems, Viacom Cable's predecessor, and then at Viacom Cable. Mr. Goddard has held various cable television industry positions as an officer, including Chairman of the National Cable Television Association and President of the California Cable Television Association, and currently serves as a director of CableLabs, TCI Satellite Entertainment, Inc. and the Walter Kaitz Foundation.

     Jules Haimovitz has served as a Director of the Company since December 1996. Mr. Haimovitz has served as the President of MGM Networks, Inc. since June 1999. From June 1997 to July 1998, Mr. Haimovitz served as President and Chief Operating Officer of King World Productions. Prior to that he was President and Chief Executive Officer of ITC Entertainment Group. Mr. Haimovitz has served on the Board of Directors of Video Jukebox Network and Orion Pictures Corporation. From 1987 to 1992, Mr. Haimovitz served as President and Chief Operating Officer of Spelling Entertainment Inc. and a member of its Board of Directors. From 1976 to 1987, Mr. Haimovitz served in various senior executive positions with Viacom, Inc., including President of the Viacom Network Group with responsibility for Showtime/The Movie Channel Inc., the MTV Networks Inc., Lifetime Cable Channel and Viewers Choice, its satellite pay-per-view network, and President of the Viacom Entertainment Group. Mr. Haimovitz joined Viacom, Inc. in 1976 and subsequently served as Director, Planning and Administration for Pay Television, in which capacity he was instrumental in the creation of Showtime, and held a number of senior management posts with Showtime, including Senior Vice President for Programming and Operations.

     John A. Rollwagen was Chairman of SRTC prior to its acquisition by the Company and has served as a Director of the Company since December 1995. Mr. Rollwagen is an investor and business advisor specializing in information technology and serves as a venture partner of St. Paul Venture Capital, LLC. From 1981 to 1993 Mr. Rollwagen served as Chairman and Chief Executive Officer of Cray Research, Inc., a supplier of supercomputers worldwide. From 1977 to 1981, Mr. Rollwagen served as Cray Research's President. Mr. Rollwagen serves as a member of the Board of Directors of Computer Network Technology, Inc., a supplier of high performance computer networking hardware and software, and serves as a director of several public and private companies.

     Barry E. Taylor has served as a Director of the Company since July 1995. Mr. Taylor has been a member of the law firm of Wilson Sonsini Goodrich & Rosati, P.C., Palo Alto, California, since 1984.

Director Compensation

     Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director, for committee participation or for special assignment of the Board of Directors. The Company reimburses expenses incurred in attending Board and committee meetings.

Item 11.  Executive Compensation

                           Summary Compensation Table

     The following table sets forth, for the fiscal year ended June 30, 1999, the compensation paid to each person who served as Chief Executive Officer during the year and the four other most highly compensated executive officers who were serving as executive officers as of June 30, 1999 and whose total cash compensation exceeded $100,000 during such fiscal year (collectively, the "Named Executive Officers").


                                                                                                                    Long-Term
                                                                                                                  Compensation
                                                                    ----------------------------------------    ---------------
                                                                                    Annual                           Awards
                                                                    ----------------------------------------    ---------------
                                                         Fiscal                  Compensation                     Securities
            Name and Principal Position                   Year        Salary         Bonus        Other          Underlying(1)
                                                                                                                    Options
----------------------------------------------------    --------    ----------   -------------  ------------    ---------------
David Zucker (2)....................................      1999      $  129,397    $  850,000           --          1,800,000
President and Chief Executive Officer                     1998              --            --           --                 --

Paul M. Cook........................................      1999         251,667            --      102,678(3)          25,000
Chairman of the Board and former Chief Executive Officer  1998         231,250            --           --                 --

Stephanie A. Storms.................................      1999         236,952            --           --              9,300
Senior Vice President, General Counsel and Secretary      1998         222,242            --           --             11,200

James H. Miller.....................................      1999         229,526            --           --              7,200
Senior Vice President, Programming                        1998         187,423            --           --            110,000

Christopher W. Goode................................      1999         229,061            --           --             58,900
Executive Vice President, Development, and Chief          1998         199,168            --           --             22,400
Technical Officer

Fred R. McDevitt....................................      1999         223,836            --           --             58,900
Executive Vice President, Marketing/Production            1998         199,375            --           --             22,400
Management

--------------------------------
(1)  No SARs were granted during the fiscal year.
(2)  Mr. Zucker joined the Company in January 1999.
(3) Amount represents the issuance of 30,650 shares of the Company's Common Stock at a value of $3.35 per share to Mr. Cook as compensation for services rendered.

                        Option Grants in Last Fiscal Year

     The following table sets forth information with respect to stock options granted by the Company to the Named Executive Officers during fiscal year 1999.


                                               Percent of                                   Potential Realizable Value at
                                                  Total                                     -----------------------------
                                Number of       Options/                                        Assumed Annual Rates of
                                Securities    SARs Granted                                     Stock Price Appreciation
                                Underlying    To Employees    Exercise or                        For Option Term($)(3)
                               Options/SARs     In Fiscal      Base Price      Expiration   -----------------------------
            Name               Grant (#)(1)      Year(2)         ($/sh)          Date             5%             10%
-------------------------     -------------- --------------- --------------   ------------  -------------   -------------
David F. Zucker                    600,000            13.50%  $       3.35      3/11/09      $ 1,264,078     $ 3,203,422
David F. Zucker                    600,000            13.50           3.35      3/11/09        1,264,078       3,203,422
David F. Zucker                    400,000             9.0            4.50      3/11/09          382,719       1,675,615
David F. Zucker                    200,000             4.5            8.00      3/11/09                0         137,807
Paul M. Cook                        25,000             *              3.35      9/1/03            13.566          39,051
Stephanie A. Storms                  9,300             *              3.05      9/1/08            17,839          45,207
James H. Miller                      7,200             *              3.05      9/1/08            13,811          34,999
Christopher W. Goode                10,000             *              3.05      7/23/08           19,181          48,609
Christopher W. Goode                18,900             *              3.05      9/1/08            36,253          91,871
Christopher W. Goode                30,000             *              3.35      6/14/09           63,204         160,171



                                               Percent of                                   Potential Realizable Value at
                                                  Total                                     -----------------------------
                                Number of       Options/                                        Assumed Annual Rates of
                                Securities    SARs Granted                                     Stock Price Appreciation
                                Underlying    To Employees    Exercise or                        For Option Term($)(3)
                               Options/SARs     In Fiscal      Base Price      Expiration   -----------------------------
            Name               Grant (#)(1)      Year(2)         ($/sh)          Date             5%             10%
-------------------------     -------------- --------------- --------------   ------------  -------------   -------------
F. Ray McDevitt                     18,900             *              3.05      9/1/08            36,253          91,871
F. Ray McDevitt                     10,000             *              3.05      11/19/08          19,181          48,609
F. Ray McDevitt                     30,000             *              3.35      6/14/09           63,204         160,171


-------------------------

*    Less than 1%
(1) Options granted under the 1995 Stock Plan generally become exercisable at a rate of 10% of the shares subject to the option at the end of the first six months and 5% of the shares subject to the option at the end of each three-month period thereafter, so long as the individual is employed by the Company.
(2) The Company granted options to purchase 2,014,439 shares of Common Stock during fiscal year 1999.
(3) Potential realizable value is based on the assumption that the price of the Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.

   Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

     The following table sets forth certain information regarding options to purchase the Company's Common Stock held by the Named Executive Officers at the end of fiscal 1999.


                                      Number of Securities         Value of Unexercised
                                    Underlying Options/SARs      In-the-Money Options/SARs
                                     At Fiscal Year-End (#)       At Fiscal Year-End ($)(1)
              Name                 Exercisable   Unexercisable  Exercisable   Unexercisable
--------------------------------  ------------- --------------- -----------   -------------
David F. Zucker                             --      1,800,000     $       --    $       --
Paul M. Cook                             3,750         21,250             --            --
James H. Miller                         50,315         70,185        131,276       167,535
Stephanie A. Storms                     39,580         77,620         81,174       151,986
Christopher W. Goode                   112,675         98,625        331,777       122,183
Ray F. McDevitt                        121,075         98,225        363,455       120,056

                                       327,395      2,165,905        907,682       561,760


----------------------------------

(1) Based on the fair market value of the Company's Common Stock at fiscal year end, $3.35 per share (as determined by the Company's Board of Directors), less the exercise price payable for such shares.

Employment Agreements and Change-In-Control Arrangements

     Pursuant to a written employment agreement with David Zucker, Mr. Zucker is employed as President and Chief Executive Officer at a salary of $350,000 per year, subject to periodic increases by the Board of Directors. Mr. Zucker also received an $850,000 acceptance bonus in connection with his initial employment, which he is obligated to repay if he terminates his employment with the Company for any reason other than a constructive termination, disability or death prior to December 31, 1999. Mr. Zucker was granted an option to purchase 600,000 shares of Common Stock at an exercise price of $3.35 per share (the "First Option"), and additional option to purchase 600,000 shares of Common Stock at an exercise price of $3.35 per share, an option to purchase 400,000 shares of Common Stock at an exercise price of $4.50 per share and an option to purchase 200,000 shares of Common Stock at an exercise price of $8.00 per share, which options vest over a five-year period from the date of initial employment. All such options shall become fully exercisable on the earlier of six months from the date of a "Change of Control" (as defined in the agreement) or the termination of Mr. Zucker's employment after a Change of Control without "Cause" (as defined in the agreement). Mr. Zucker is entitled to return the First Option in exchange for a lump sum payment of $960,000 beginning on the first anniversary of the commencement of his employment. Should this election be made between February 2001 and 2004, the lump sum payment equal $1,920,000 If Mr. Zucker's employment is terminated without Cause or as a result of a Constructive Termination (as defined in the agreement), Mr. Zucker will receive (i) $1,575,000, if the termination occurs during the first year of his employment,
(ii) 300% of the cash compensation received during the previous twelve months, if the termination occurs during his second year of employment, or (iii) 150% of the cash compensation received during the previous twelve months, if the termination occurs after his second year of employment. Mr. Zucker will receive an additional payment if such termination occurs prior to a Change of Control, and within six months of the termination a Change of Control or IPO occurs or is approved by the Board of Directors.

     With respect to all options granted under the Company's 1995 Stock Plan, in the event of a "Change of Control" (as defined in the option agreements), the vesting of such options will be accelerated (i) as of the date immediately preceding such "Change of Control" in the event the option agreement is or will be terminated or canceled (except by mutual consent) or any successor to the Company fails to assume and agree to perform all obligations under the agreement at or prior to such time as any such person becomes a successor to the Company; or (ii) as of the date immediately preceding such "Change of Control" or at any time thereafter in the event the optionee does not or will not receive upon exercise of the optionee's stock purchase rights under the option agreement the same identical securities and/or other consideration as is received by all other stockholders in any merger, consolidation, sale, exchange or similar transaction occurring upon or after such "Change of Control"; or (iii) as of the date immediately preceding any "Involuntary Termination" (as defined in the option agreements) of the optionee occurring upon or after any such "Change of Control"; or (iv) as of the date six months following the first such "change of Control," provided that the optionee shall have remained an employee of the Company continuously throughout such six-month period, whichever shall first occur.

Compensation Committee Interlocks and Insider Participation

     The Company currently has a Compensation Committee which consists of two outside directors, Mr. Goddard and Mr. Taylor. The Compensation Committee reviews the salaries of the executive officers and makes recommendations regarding such salaries to the Board of Directors. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors.

1995 Stock Plan

     As of June 30, 1999, the Company had reserved 8,200,000 shares for issuance pursuant to its 1995 Stock Plan, which has been approved by the Company's Board of Directors and stockholders. The 1995 Stock Plan provides for the granting to employees (including officers) of qualified "incentive stock options" within the meaning of Section 422 of the Code, and for the granting to employees (including officers and directors) and consultants of nonqualified stock options. The 1995 Stock Plan also provides for the granting of restricted stock. As of June 30, 1999, options to purchase an aggregate of 5,620,240 shares were outstanding and 782,290 shares remained available for future grants.

     The 1995 Stock Plan is administered by the Board of Directors or a committee appointed by the Board. Options granted generally vest at a rate of 10% of the shares subject to the option at the end of the first six months and 5% of the shares subject to the option at the end of each three-month period thereafter and generally expire ten years from the date of grant. Options granted to outside directors of the Company vest at the rate of 25% of the shares at the end of the first year and 6.25% of the shares at the end of each quarter thereafter. Options granted to outside directors and certain other employees of the Company are immediately exercisable, subject to a repurchase right held by the Company that lapses in accordance with the vesting schedule of the options.

     In the event of a merger of the Company with or into another corporation or the sale of substantially all of the assets of the Company, all outstanding options shall be assumed or an equivalent option substituted by the successor corporation. In the event a successor corporation refuses to assume or substitute for the options, the exercisability of shares subject to options under the 1995 Stock Plan shall be accelerated. In such event, the Company shall notify the holders of outstanding options that such options are fully exercisable, and all options not exercised will then terminate 15 days after the date of such notice. See "--Employment Agreements and Change-in-Control Arrangements."

     The exercise price of incentive stock options granted under the 1995 Stock Plan must be at least equal to the fair market value of the Company's Common Stock on the date of grant. The exercise price of the options to an optionee who owns more than 10% of the Company's outstanding voting securities must equal at least 110% of the fair value of the Common Stock on the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Company's Common and Preferred Stock as of June 30, 1999 by (i) each of the Company's directors, (ii) each Named Executive Officer of the Company, (iii) each person who beneficially owns more than 5% of the Common Stock or the Preferred Stock and (iv) all directors and executive officers as a group.


                                                                                                                  Percent
                                                        Number of       Percent      Number of       Percent     Ownership
                                                        Shares of      Ownership     Shares of      Ownership     Of Total
                                                          Common       Of Common     Preferred    Of Preferred     Voting
                 Beneficial Owner                        Stock(1)       Stock(2)       Stock         Stock(2)     Stock(2)
-------------------------------------------------      -----------    -----------   -----------  -------------- -----------
Paul M. Cook(3).................................        7,133,460        40.5%       1,506,120         6.9%         21.9%
c/o DIVA Systems Corporation
333 Ravenswood Avenue
Building 205
Menlo Park, CA 94025

Acorn Ventures, Inc.(4).........................        2,358,910        13.4%       2,896,982        13.2%         13.3%
1309 114th Avenue, S.E.
Suite 200
Bellevue, WA 98004

Merrill Lynch Global Allocation Fund, Inc.......               --        --          4,000,000        18.7%         10.3%
800 Scudder's Mill Road
Plainsboro, NJ 08530

Putnam Funds and Accounts(5)....................               --        --          3,515,982        16.4%          9.0%
One Post Office Square
Boston, MA 02109

Christopher R. Larson...........................               --        --          3,300,000        15.4%          8.5%
655 So. Orcas St., Suite #210
Seattle, WA 98108

Sarnoff Corporation.............................          413,084         2.4%       1,998,851         9.3%          6.2%
201 Washington Road
CN 5300
Princeton, NJ 08543-5300

SRI.............................................        2,000,000        11.5%              --        --             5.1%
333 Ravenswood Avenue
Menlo Park, CA  94025

Alan H. Bushell(6)..............................        1,506,750         8.6%          24,000         *             3.9%

John A. Rollwagen(7)............................          210,552         1.2%         980,492         4.6%          3.1%

Jules Haimovitz(8)..............................          234,642         1.3%         350,000         1.6%          1.5%

Christopher W. Goode(9).........................          181,675         1.0%              --        --             *

F. Ray McDevitt(10).............................          173,075         1.0%              --        --             *

Barry E. Taylor(11).............................           82,000         *             17,070         *             *

Stephanie A. Storms(12).........................           55,315         *                 --        --             *

James Miller(13)................................           45,080         *                 --        --             *

John W. Goddard(14).............................           26,500         *                 --        --             *



                                                                                                                  Percent
                                                        Number of       Percent      Number of       Percent     Ownership
                                                        Shares of      Ownership     Shares of      Ownership     Of Total
                                                          Common       Of Common     Preferred    Of Preferred     Voting
                 Beneficial Owner                        Stock(1)       Stock(2)       Stock         Stock(2)     Stock(2)
-------------------------------------------------      -----------    -----------   -----------  -------------- -----------
David Zucker ...................................               --         *                 --        --             *

All directors and executive officers as a
group (11 persons)(15) .........................        9,649,049        53.2%       2,877,682        12.9%         31.0%


-----------------------------
*    Less than 1%.
(1) Does not include shares of Common Stock issuable upon conversion of Preferred Stock.
(2) Based on 17,463,574 shares of Common Stock and 21,390,283 shares of Preferred Stock outstanding as of June 30, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 30, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(3) Includes (i) 6,980,700 shares of Common Stock beneficially owned by the Paul and Marcia Cook Living Trust dated April 12, 1992 (the "Cook Trust"), 112,800 of which the Company can repurchase at cost, which rights lapse based on continued performance of services; (ii) 112,000 shares of Common Stock beneficially owned by two trusts of which Mr. Cook is trustee; (iii) warrants to purchase 149,010 shares of Common Stock exercisable within 60 days of June 30, 1999; (iv) 523,792 shares of Series B Preferred Stock issuable upon exercise of warrants held by the Cook Trust and exercisable within 60 days of June 30, 1999; and (v) options to purchase 3,750 shares of Common Stock exercisable within 60 days of June 30, 1999.
(4) Includes (i) warrants to purchase 149,010 shares of Common Stock exercisable within 60 days of June 30, 1999; (ii) 521,778 shares of Series B Preferred Stock issuable upon exercise of warrants held by Acorn and exercisable within 60 days of June 30, 1999; and (iii) options to purchase 17,500 shares of Common Stock exercisable within 60 days of June 30, 1999.
(5) Includes 1,006,330 shares of Series C Preferred Stock and 1,562,252 shares of Series D Preferred Stock held by funds or accounts managed by Putnam Investment Management, Inc., the Putnam Advisory Company, Inc., and Putnam Fidelity Trust Company. Voting and dispositive power is shares between each such fund or account and its respective advisor. Also includes warrants to purchase 947,400 shares of Common Stock exercisable within 60 days of June 30, 1999.
(6) Includes (i) 54,000 shares of Common Stock that the Company can repurchase at cost, which rights lapse based on continued performance of services; and
     (ii) options to purchase 36,750 shares of Common Stock exercisable within 60 days of June 30, 1999. The shares are held on record by a trust for the benefit of Mr. Bushell.
(7) Includes (i) 125,472 shares of Series B Preferred Stock held in the name of Norwest Bank Minnesota, N.A., as trustees of the John A. Rollwagen Self-Directed IRA; (ii) 10,500 shares of Common Stock that the Company can repurchase at cost, which rights lapse based on continued performance of services; and (iii) 725,526 shares of Series D Preferred Stock held by St. Paul Venture Capital IV LLC, of which Mr. Rollwagen serves as a venture partner.
(8) Includes (i) warrants to purchase 100,000 shares of Common Stock exercisable within 60 days of June 30, 1999; (ii) warrants to purchase 350,000 shares of Series C Preferred Stock exercisable within 60 days of June 30, 1999; and (iii) options to purchase 13,250 shares of Common Stock exercisable within 60 days of June 30, 1999.
(9) Includes options to purchase 121,675 shares of Common Stock exercisable within 60 days of June 30, 1999.
(10) Includes options to purchase 123,075 shares of Common Stock exercisable within 60 days of June 30, 1999.
(11) Includes (i) 6,000 shares of Common Stock held by Mr. Taylor that the Company can repurchase at cost, which rights lapse based on continued performance of services by Mr. Taylor; (ii) 75,200 shares of Common Stock, 1,000 shares of Series A Preferred Stock and 11,700 shares of Series B Preferred Stock held by an investment partnership of which Mr. Taylor is a general partner and with which he shares beneficial ownership; and (iii) 4,370 shares of Series D Preferred Stock held in the name of Trustee, WSGR Retirement Plan FBO Barry E. Taylor.
(12) Includes options to purchase 55,315 shares of Common Stock exercisable within 60 days of June 30, 1999.
(13) Includes options to purchase 45,080 shares of Common Stock exercisable within 60 days of June 30, 1999.
(14) Includes (i) warrants to purchase 2,500 shares of Common Stock exercisable within 60 days of June 30, 1999; and (ii) options to purchase 11,500 shares of Common Stock exercisable within 60 days of June 30, 1999.
(15) Includes (i) warrants to purchase 251,510 shares of Common Stock exercisable within 60 days of June 30, 1999; (ii) warrants to purchase 523,792 shares of Series B Preferred Stock exercisable within 60 days of June 30, 1999; (iii) warrants to purchase 350,000 shares of Series C Preferred Stock exercisable within 60 days of June 30, 1999; and (iv) options to purchase 410,395 shares of Common Stock exercisable within 60 days of June 30, 1999.

Item 13.  Certain Relationships and Related Party Transactions

     On August 20, 1998, the Company contracted with Sarnoff, a holder of more than five percent of the Company's Stock, to assist in transitioning the Company's VOD Service from DIVA's set-top box to a General Instrument compatible set-top box and to assist DIVA in integrating its navigation with TV Guide's electronic program guide. Under the terms of the contract, DIVA will own all the intellectual property created pursuant to the contract.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as a part of this Report.

          1.   Financial Statements and Financial Statement Schedules.

               See Index to Financial Statements at Item 8 on page 30 of this report.

          2.   Exhibits

Exhibit Number                           Description
-------------- -----------------------------------------------------------------
      3.1      Amended and Restated Certificate of Incorporation. (1)
      3.2      Amended and Restated Bylaws. (1)
      4.1 Indenture dated as of February 19, 1998 between the Company and The Bank of New York, including form of Senior Discount Note Due 2008. (1)
      4.2      Specimen 12-5/8% Senior Discount Note Due 2008, Series B (1)

     10.1*     Form of Indemnification Agreement entered into between the
               Company and all executive officers and directors. (1)
     10.2*     Employment Agreement dated as of January 16, 1999 between the
               Company and David Zucker. (2)
     10.3*     1995 Stock Plan and forms of agreements used thereunder. (1)
     10.4      Registration Rights Agreement dated as of February 19, 1998 among the Company and the Initial Purchasers. (1)
     10.5      Warrant Agreement dated as of February 19, 1998 between the
               Company and The Bank of New York. (1)
     10.6      Warrant Registration Rights Agreement dated as of February 19,
               1998 among the Company and the Initial Purchasers. (1)
     10.7      Warrant Registration Rights Agreement dated as of May 15, 1996, as amended, by and among the Company, Smith Barney Inc. and Toronto Dominion Securities (USA) Inc. (1)
     10.8      Warrant Agreement dated as of May 15, 1996 between the Company and The Bank of New York. (1)
     10.9      Amended and Restated Stockholders Rights Agreement dated March
               26, 1998 among the Company and certain of its stockholders. (1)
     10.10     Lease Agreement between Seaport Centre Associates, LLC and the
               Company dated January 20, 1999. (3)
     10.11     Warrant to purchase 175,000 share of Series C Preferred Stock issued to Jules Haimovitz.
     10.12     Warrants to purchase 650,000 shares of Common Stock issued to
               Jules Haimovitz.
     21.1      Subsidiaries of the Company. (1)
     24.1      Power of Attorney (included on page 66)
     27.1      Financial Data Schedule

---------------------

* Designated management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K
(1) Incorporated by reference to the Company's Registration Statement on Form S-4 filed September 29, 1998, as amended (No. 333-64483)
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(3) Incorporated by references to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

     (b) Reports on Form 8-K.
         None.

     (c) Exhibits
         See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 28, 1999

                             DIVA SYSTEMS CORPORATION




                             By: /s/ WILLIAM M. SCHARNINGHAUSEN
                                 ----------------------------------
                                     William M. Scharninghausen
                                     Vice President, Finance and Administration,
                                       and Chief Financial Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David F. Zucker and William M. Scharninghausen jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant on the 28th day of September, 1999 in the capacities indicated.


                      Signature                                             Title
                      ---------                                             -----
/s/ DAVID F. ZUCKER                                    President, Chief Executive Officer and Director
------------------------------------------------       (Principal Executive Officer)
                  (David F. Zucker)

/s/ WILLIAM M. SCHARNINGHAUSEN                         Vice President, Finance and Administration, and Chief Financial
------------------------------------------------       Officer (Principal Financial and Accounting Office)
            (William M. Scharninghausen)

/s/ PAUL M. COOK                                       Chairman of the Board and Director
------------------------------------------------
                   (Paul M. Cook)

/s/ ALAN H. BUSHELL                                    Director
------------------------------------------------
                  (Alan H. Bushell)

/s/ JOHN W. GODDARD                                    Director
------------------------------------------------
                  (John W. Goddard)

                                                       Director
------------------------------------------------
                  (Jules Haimovitz)

/s/ JOHN A. ROLLWAGEN                                  Director
------------------------------------------------
                 (John A. Rollwagen)

/s/ BARRY E. TAYLOR                                    Director
------------------------------------------------
                  (Barry E. Taylor)
