Form 10-Q
period 1999-09-30
DIVA SYSTEMS CORP
filed 1999-11-12
CIK 1003439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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

                              800 Saginaw Drive
                           Redwood City, CA 94063
                  (Address of principal executive offices)

                               (650) 779-3000
            (Registrant's telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

          The number of shares of Registrant's classes of Common Stock at October 31, 1999 was:

             Title of each class
             -------------------
          Common Stock, $.001 par value                16,774,890
          Class C Common Stock, $.001 par value           857,370

                          DIVA SYSTEMS CORPORATION

                        Quarterly Report on Form 10-Q

                              Table of Contents

                      Quarter Ended September 30, 1999



                        PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
             Consolidated Balance Sheet at September 30, 1999
               and June 30, 1999                                       1
             Consolidated Statement of Operations for the
               three months Ended September 30, 1999 and 1998          2
             Consolidated Statement of Cash Flows for the
               three months ended September 30, 1999 and 1998          3
             Notes to Consolidated Financial Statements                4
Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        5



                          PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                  30
Item 4.    Submission of Matters to a Vote of Security Holders        30
Item 6.    Exhibits and Reports on Form 8-K                           30

Signatures                                                            31

                                    PART I
ITEM 1.  FINANCIAL STATEMENTS

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (unaudited)

                                                                      September 30,        June 30,
                                                                          1999               1999
                                                                     --------------      ------------
                             Assets
Current assets:
   Cash and cash equivalents                                          $     68,422            89,239
   Short-term investments                                                   48,044            41,498
   Inventory                                                                 3,072             2,663
   Prepaid expenses and other current assets                                 1,763             2,096
                                                                     --------------      ------------
             Total current assets                                          121,301           135,496

Property and equipment, net                                                 10,665             9,792
Debt issuance costs, net                                                     7,733             8,114
Deposits and other assets                                                      581               550
Intangible assets, net                                                         268               312
                                                                     --------------      ------------
             Total assets                                             $    140,548           154,264
                                                                     ==============      ============
   Liabilities, Redeemable Warrants, and Stockholders' Deficit

 Current liabilities:
    Accounts payable                                                  $      3,268             2,784
    Other current liabilities                                                1,446             1,221
                                                                     --------------      ------------
             Total current liabilities                                       4,714             4,005

 Notes payable                                                             284,363           275,564
                                                                     --------------      ------------
             Total liabilities                                             289,077           279,569
                                                                     --------------      ------------
 Redeemable warrants                                                         2,260             2,108
                                                                     --------------      ------------
Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $0.001 par value; 30,000,000 shares authorized;
     21,447,711 and 21,390,283 shares issued and outstanding as of
     September 30, 1999, and June 30, 1999 respectively.                        21                21
   Common stock, $0.001 par value; 65,000,000 shares authorized;
     17,535,968 and 17,463,574 shares issued and outstanding as
     of September 30, 1999, and June 30, 1999 respectively.                     18                17
   Additional paid-in capital                                              117,097           117,170
   Deferred compensation                                                    (1,043)           (1,248)
   Deficit accumulated during the development stage                       (266,882)         (243,373)
                                                                     --------------      ------------
        Total stockholders' deficit                                       (150,789)         (127,413)
                                                                     --------------      ------------
        Total liabilities, redeemable warrants, and stockholders'
          deficit                                                     $    140,548           154,264
                                                                     ==============      ============

     See accompanying notes to interim consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                     (in thousands,except per share data)
                                  (unaudited)

                                                                                  Period from
                                                                                  July 1, 1995
                                                    Three Months Ended           (inception) to
                                                      September 30,               September 30,
                                                 1999              1998                1999
                                             ------------     -------------      --------------

Revenue                                        $     68                63                 443
                                             ------------     -------------      --------------
Operating expenses:
   Programming                                    1,242             1,871              19,072
   Operations                                     1,471             2,166              15,515
   Engineering and development                    5,281             4,974              67,870
   Sales and marketing                            1,613             1,225              15,735
   General and administrative                     4,895             2,973              35,183
   Depreciation and amortization                  1,430             2,246              26,740
   Amortization of intangible assets                 44                44                 267
   Acquired in-process research and
     Development                                     --                --              28,382
                                             ------------     -------------      --------------
           Total operating expenses              15,976            15,499             208,764
                                             ------------     -------------      --------------
           Operating loss                        15,908            15,436             208,321
                                             ------------     -------------      --------------
 Other (income) expense, net:
    Equity in loss of investee                       --                --               3,354
    Interest income                              (1,585)           (2,674)            (16,337)
    Interest expense                              9,186             8,021              60,868
                                             ------------     -------------      --------------
           Total other expense, net               7,601             5,347              47,885
                                             ------------     -------------      --------------

           Loss before extraordinary
             Item                                23,509            20,783             256,206

Extraordinary loss -- early
  extinguishment of debt                             --                --              10,676
                                             ------------     -------------      --------------
           Net loss                              23,509            20,783             266,882

Accretion of redeemable warrants                    152               385               1,975
                                             ------------     -------------      --------------
           Net loss attributable to
             common stockholders               $ 23,661            21,168             268,857
                                             ============     =============      ==============
Basic and diluted net loss per share:
   Loss before extraordinary item              $   1.36              1.24               17.07
   Extraordinary loss -- early
     extinguishment of debt                          --                --                0.71
                                             ------------     -------------      --------------
           Net loss per share                  $   1.36              1.24               17.78
                                             ============     =============      ==============
Shares used in per share  computation            17,389            17,011              15,122
                                             ============     =============      ==============

     See accompanying notes to interim consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                                             Period from
                                                                                                             July 1, 1995
                                                                         Three Months Ended                 (inception) to
                                                                             September 30,                   September 30,
                                                                      1999                 1998                 1999
                                                                --------------        --------------        --------------
Cash flows from operating activities:
   Net loss                                                      $   (23,509)               (20,783)             (266,882)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Acquired in-process research   and development                    --                     --                28,382
        Depreciation and amortization                                  1,430                  2,246                26,740
        Amortization of intangible assets                                 44                     44                   267
        Equity in loss of investee                                        --                     --                 3,354
        Loss on disposition of property and equipment                     74                  1,161                 1,338
        Amortization of debt issuance costs and
           accretion of discount on notes payable                      9,184                  8,013                60,787
        Issuance of stock for services                                    --                     --                   343
        Amortization of deferred stock compensation                      205                     --                   943
        Extraordinary loss                                                --                     --                10,676
        Changes in operating assets and liabilities:
           Other assets                                                  333                    212                (1,895)
           Inventory                                                    (409)                    --                  (409)
           Accounts payable                                              484                    442                   641

           Other current liabilities                                     225                   (227)                1,446
                                                                --------------        --------------        --------------
                Net cash used in operating acitivies                 (11,939)                (8,892)             (134,269)
                                                                --------------        --------------        --------------
Cash flows from investing  activities:
   Purchases of property and equipment                                (2,377)                (4,171)              (37,850)
   Deposits on property and equipment                                    (31)                    (5)               (6,638)
   Purchase of short-term investments                                (17,486)               (29,832)             (160,573)
   Maturities/sales of short-term investments                            940                     --               112,529
   Cash acquired in business combinationm                                 --                     --                   402
   Purchase of Norstar                                                    --                     --                (3,358)
   Restricted cash released                                               --                     --                18,230
                                                                --------------        --------------        --------------
                Net cash used in investing activities                 (8,954)               (34,008)              (77,258)
                                                                --------------        --------------        --------------
Cash flows from financing activities:
   Issuance of preferred stock                                            --                     --                73,866
   Proceeds from notes payable, net of issuance costs                     --                     --               205,302
   Exercise of stock options and issuance of common stock                 80                     47                   804
   Payments on note payable                                               (4)                    --                   (23)
                                                                --------------        --------------        --------------
                Net cash provided by financing activities                 76                     47               279,949
                                                                --------------        --------------        --------------
Net increase (decrease) in cash and cash equivalents                 (20,817)               (42,853)               68,422

Cash and cash equivalents at beginning of period                      89,239                167,549                    --
                                                                --------------        --------------        --------------

Cash and cash equivalents at end of period                       $    68,422                124,696                68,422
                                                                ==============        ==============        ==============

See accompanying notes to interim consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                         (A Development State Company)
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--The Company And Basis Of Presentation

          DIVA Systems Corporation ("DIVA" or the "Company"), a Delaware corporation, was formed in July 1995 to design, develop, and market video-on-demand products and services for the cable television industry. The Company is in the development stage, and its primary activities to date have included performing research and development, licensing program content, manufacturing the necessary equipment, developing a service offering, establishing strategic alliances, deploying service trials and limited commercial launches with cable operators and raising capital.

          The interim unaudited financial statements as of September 30, 1999, for the three months ended September 30, 1998 and 1999, and for the period from July 1, 1995 (inception) to September 30, 1999, have been prepared on substantially the same basis as the Company's audited financial statements for the year ended June 30, 1999 and include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the financial information set forth herein. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

          These interim unaudited financial statements should be read in conjunction with the Company's annual financial statements, included in the Company's Form 10-K for the year ended June 30, 1999 ("Fiscal 1999").


Note 2--Basic and Diluted Net Loss Per Share

          Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants and the weighted-average number of outstanding shares of common stock. Potentially dilutive securities, including options, warrants, restricted common stock, and preferred stock, have been excluded from the computation of diluted net loss per share because the effect of this inclusion would be antidilutive. Information pertaining to potentially dilutive securities is included in Notes 6 and 7 of notes to consolidated financial statements included in the Company's Fiscal 1999 Form 10-K.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited Consolidated Interim Financial Statements for the three months ended September 30, 1999. This discussion contains forward-looking statements that involve risks and uncertainties, including but not limited to, certain assumptions regarding increases in customers, revenues and certain expenses. Forward-looking statements are identified with an asterisk (*) and reflect the Company's current expectations. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Actual results will differ and such differences may be material. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and in "--Factors Affecting Operating Results."


Overview

          The Company was founded in July 1995 and is still in the development stage. Since inception, the Company has devoted substantially all of its resources to developing its video-on-demand ("VOD") system, establishing strategic relationships, negotiating deployment agreements, carrying out initial marketing activities and establishing the operations necessary to support the commercial launch of the Company's VOD service. Through September 30, 1999, the Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow, primarily due to the engineering and development and start-up costs required to develop its VOD service. Since inception through September 30, 1999, the Company had an accumulated deficit of $266.9 million. The Company currently intends to increase its operating expenses and its capital expenditures in order to continue to deploy, develop and market its VOD products and services. * As a result, the Company expects to incur substantial additional net losses and negative cash flow for at least the next several years.*


Results of Operations

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

Revenues

          Currently, revenues consist of per-movie viewing fees, monthly service fees and the sale of monthly subscription packages. The majority of revenues consist of per-movie viewing fees paid by customers to view movies on demand. The Company initiated the commercial launch of its VOD service on September 29, 1997. As of September 30, 1999, the Company's VOD service was deployed at six multiple system operator ("MSO") locations. Revenue for the three months ended September 30, 1998 and September 30, 1999 was $63,000 and $68,000, respectively. The Company realizes monthly revenue pursuant to deployment agreements with MSOs only when its VOD system is successfully integrated and operating and customer billing commences. Generally, the timing and extent of deployment under each agreement is conditioned on a successful initial deployment phase, followed by a larger rollout in the applicable MSO system based on an agreed upon schedule.

          Effective in the fourth quarter of Fiscal 1999, the Company now offers for sale VOD products such as the DIVA Video Server (the "Video Server") and the DIVA Digital Link (the "DDL") and also licenses its DIVA System Manager ("DSM") software. In addition, the Company provides operational support services including content acquisition and management, engineering services, billing and navigator services at the option of the MSO. As a result, VOD product and service revenues will differ significantly in timing and in amount when compared to the previous mix of revenues which primarily resulted from monthly per-movie fees. The Company believes that under this new business model, revenues will fluctuate significantly from period to period and its success will depend on a number of factors including the Company's ability to commercially deploy its VOD products and services in a significant number of large headend locations.* See "--Factors Affecting Operating Results--Uncertainty of Future Revenues; Fluctuating Operating Results and Dependence on Cable Operator Participation; Consolidation in Cable System Ownership; Unproven and Evolving Business Models."

Operating Expenses

          Programming expense. Programming expense includes license fees payable to content providers, costs for the acquisition and production of digitally encoded programming content (i.e. movies, videos, previews, promotions, etc.) and content duplication and distribution expenses. Programming expense was $1.9 million and $1.2 million for the three months ended September 30, 1998 and 1999, respectively. The decrease in programming expenses was primarily attributable to reduced labor and other related costs in the area of program production services. During the second half of Fiscal 1999 the Company reduced the number of trailers, previews, promotions, and other content related material which it produced internally resulting in a reduction of overall expenditures in this area. The current quarter reflects this reduced level of expenditures when compared to the comparable quarter of the prior year. The Company expects to continue to experience cost reductions in this area.*

          Operations Expense. Operations expense includes the cost of field operations, both for initial launches and for the ongoing operations of the Company's VOD service. These costs include technical support, customer service training, installation and launch support, maintenance costs for headend equipment and other field support costs. In addition, operations expense includes personnel and other costs which support the Company's ongoing manufacturing relationships with third-party manufacturers for the Company's Video Server and other VOD hardware. Operations expense was $2.2 million and $1.5 million for the three months ended September 30, 1998 and 1999, respectively. The decrease in operations expenses is primarily the result of the Company's decision to discontinue the manufacture of its own proprietary set-top box in the third quarter of Fiscal 1999. As a result, manufacturing related costs have decreased in the current quarter when compared to the comparable quarter in Fiscal 1999. However, the Company expects operations expense will increase due to the activities related to the production of the Company's Video Servers, DDLs and related headend equipment.*

          Engineering and Development Expense. Engineering and development expense consists of salaries, consulting fees and other costs to support product development, prototype hardware costs, ongoing system software, system integration and new services technology. To date, the most substantial portion of the Company's operating expenses has been engineering and development expense. Engineering and development expense was $5.0 million and $5.3 million for the three months ended September 30, 1998 and 1999, respectively. The increase in engineering and development expense was attributable to the hiring of additional engineering and development personnel and outside consultants in connection with the Company's further development and refinement of its VOD technology, including activities directed toward reducing the size and cost of its VOD products. The Company intends to increase engineering and development expenses to fund continued development and enhancements of its VOD products and services.* The Company believes significant investments in engineering and development will be necessary to remain competitive and to respond to market pressures.*

          Sales and Marketing Expense. Sales and marketing expense consists of the costs of marketing the Company's VOD products and services to MSOs and their customers and includes business development and marketing personnel, travel expenses, trade shows, consulting fees and promotional costs. In addition, sales and marketing expense includes direct costs related to acquiring customers, such as telemarketing, direct mailings, targeted advertising and promotional campaigns. Sales and marketing expense was $1.2 million and $1.6 million for the three months ended September 30, 1998 and 1999 , respectively. The primary items contributing to the increase in marketing expense were promotional expenditures in connection with the Company's recent commercial deployments, continued business development activities and product management costs. The Company expects sales and marketing expense to continue to increase as the Company pursues and enters into new agreements.*

          General and Administrative Expense. General and administrative expense consists primarily of salaries and related expenses of management and administrative personnel, professional fees and general corporate and administrative expenses. General and administrative expense covers a broad range of the Company's infrastructure including corporate functions such as executive, administration, finance, legal, human resources, international business development and facilities. In addition, general and administrative expense includes costs associated with the development, support and growth of the Company's complex information system infrastructure.

          General and administrative expense was $3.0 million and $4.9 million for the three months ended September 30, 1998 and 1999, respectively. Overall, general and administrative expense has increased as a direct result of the growth of the Company in all phases of its operations. In addition to the increase in personnel related expenses, the increase in general and administrative expense is the result of $490,000 in increased rent expense due to the Company's relocation of its corporate headquarters to a new facility, $400,000 in increased legal and patent related expenses and $300,000 in international business development expenses, including the operations of an office in the United Kingdom. General and administrative expense is expected to increase substantially in order to support expansion of the Company's business.*

          Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, including DIVA Video Servers and other headend hardware. Generally, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense was $2.2 million and $1.4 million for the three months ended September 30, 1998 and 1999, respectively. The decrease in depreciation and amortization expense is the result of approximately $9.1 million in write-downs recorded in the fourth quarter of Fiscal 1999 related to older, prototype Video Servers and other server related hardware and components. In addition, approximately $2.7 million of previously capitalized equipment was transferred to inventory in the fourth quarter of Fiscal 1999. Although, depreciation and amortization expense decreased for the current period, it is expected to increase in the future due to planned expenditures for capital equipment and other capital costs associated with the deployment and expansion of the Company's business.*

Other Income and Expense

          Other income and expense primarily consists of interest income and interest expense. Interest income consists of earnings on cash, cash equivalents and short-term investments. Interest income was $2.7 million and $1.6 million for the three months ended September 30, 1998 and 1999, respectively. The decrease in interest income is the result of a decrease in cash and cash equivalent balances which are invested in short-term interest bearing accounts and a decrease in short-term investments. Interest expense consisted primarily of accreted interest on the Company's outstanding debt. Interest expense was $8.0 million and $9.2 million for the three months ended September 30, 1998 and 1999, respectively. The increase in interest expense was due to the significant increase in the Company's debt as a result of the offering of the Company's 12-5/8% Senior Discount Notes due 2008 (the "1998 Notes") which was completed on February 19, 1998. The 1998 Notes were issued at a substantial discount from their aggregate principal amount at maturity of $463.0 million. Although cash interest is not payable on the 1998 Notes prior to September 1, 2003, the Company's interest expense includes the accretion of such interest expense. The carrying amount of the 1998 Notes will accrete to its face value by March 1, 2003. Beginning September 1, 2003, cash interest will be payable on the notes semi-annually in arrears on each March 1st and September 1st at a rate of 12 5/8% per annum.

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

Liquidity and Capital Resources

          From inception through September 30, 1999, the Company has financed its operations primarily through the gross proceeds of private placements totaling approximately $76.3 million of equity and $250.0 million of high yield debt securities, net of repayments. As of September 30, 1999, the Company had cash and cash equivalents and short-term investments totaling $116.5 million.

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

          The Company expects to require significant working capital and incur significant operating expenses in the future.* Working capital requirements include inventory expenditures for Video Servers, DDLs and other related headend equipment, and general capital expenditures associated with the anticipated growth of the Company. The Company's working capital needs will, in part, be driven by the rate at which cable operators introduce the Company's VOD products and services. In addition to working capital, the Company anticipates expending a significant portion of its resources for continued development and enhancement of its VOD technology, development of new services and other expenses associated with the delivery of its VOD products and services.* The Company's actual funding requirements may vary from expectations and will depend on numerous future factors and conditions, many of which are outside of the Company's control, including, but not limited to (i) the ability of the Company to meet its platform development and product integration schedules; (ii) the accuracy of the Company's assumptions regarding the rate and extent of commercial deployment and market acceptance of its VOD products and services; (iii) the number and timing of VOD product sales, license and service agreements with cable operators; (iv) the nature and cable operator acceptance of new products and services to be offered by the Company; (v) unanticipated costs; and (vi) the need to respond to competitive pressures and technological changes. The Company may also use a portion of its cash resources to purchase some of its outstanding indebtedness in the open market from time to time depending on market conditions. The Company believes that its cash, cash equivalents and short-term investments at September 30, 1999 will be sufficient to satisfy the Company's liquidity at least through the end of calendar 2000.* Thereafter, the Company will need to raise significant additional funds to support its operations. However, the Company may need to raise additional funds earlier if its estimates of working capital and operating expenditure requirements change or prove to be inaccurate. The Company may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. The Company has no present commitments or arrangements assuring it of any future equity or debt financing, and there can be no assurance that the Company will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that the Company is unable to obtain such additional capital, the Company will be required to delay the expansion of its business or take other actions that could have a material adverse effect on the Company's business, operation results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness. To the extent the Company raises additional cash by issuing equity securities, existing stockholders of the Company will be diluted.

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

          All of the potential changes noted above are based on a sensitivity analysis performed on the Company's balances as of June 30, 1999.

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

          The Company has conducted an internal review of most of its internal IT Systems, including finance, human resources, Intranet applications and payroll systems. The Company has contacted most of the vendors of its internal IT Systems to determine potential exposure to Year 2000 issues and has obtained certificates from such vendors assuring Year 2000 compliance. Although the Company has determined that most of its principal internal corporate headquarters IT Systems are Year 2000 compliant, certain of such internal systems, including the Company's use of the Windows NT operating system and internal networking systems are not Year 2000 compliant or have not been evaluated by the Company. In addition, the Company has tested and analyzed its proprietary VOD hardware and software for Year 2000 compliance. The Company has recently determined that certain versions of its earlier VOD server technology currently deployed in several of the initial limited commercial trials are not Year 2000 compliant. The Company expects to retire, upgrade or replace such VOD server technology with Year 2000 compliant technology by the end of calendar 1999.* To date, costs to the Company of Year 2000 compliance related to its proprietary VOD hardware and software have been included with the Company's overall engineering and development activities as a component of the overall design of the Company's VOD service. Such costs have not been material to the Company's financial position or results of operations.

          The Company has appointed a task force (the "Task Force") to oversee Year 2000 issues. To date, the Company has spent an immaterial amount to remediate its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be immaterial. These estimates were derived utilizing numerous assumptions, including the assumption that it has already identified its most significant Year 2000 issues and that the plans of its third-party suppliers and MSOs which currently deploy the Company's VOD service will be fulfilled in a timely manner without cost to the Company. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated.

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

          The Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies, the failure of any of which could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers.

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

Factors Affecting Operating Results

  Substantial Leverage; Ability to Service Indebtedness; Restrictive Covenants

          As a result of the issuance of the 1998 Notes, the Company is highly leveraged. As of September 30, 1999, the Company had total debt of approximately $284.4 million, accreting to $463.0 million in 2003. The Company believes its existing cash, cash equivalents and short-term investments at September 30, 1999 will be sufficient to meet its cash requirements at least through the end of calendar year 2000.* Thereafter, the Company will require substantial additional capital to fund operating deficits, the continued development and enhancement of its VOD system and working capital and other expenditures in connection with commercial deployment of its system. See "--Substantial Future Capital Requirements." As a result, the Company expects that it will continue to have substantial indebtedness.* The degree to which the Company is leveraged could have important consequences to the Company and its investors, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, operating expense in connection with system deployments, development and enhancement of its VOD system, capital expenditures, acquisitions and other general corporate purposes may be materially limited or impaired; (ii) the Company's cash flow, if any, will not be available for the Company's business because a substantial portion of the Company's cash flow must be dedicated to the payment of principal and interest on its indebtedness; (iii) the terms of future permitted indebtedness may limit the Company's ability to redeem the 1998 Notes in the event of a Change of Control (as defined); and (iv) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

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

          The indenture governing the 1998 Notes (the "Indenture") imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make investments, make dividend payments and other distributions on capital stock and redeem capital stock. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or to engage in other business activities that may be in the interest of the Company. However, the limitations in the Indenture are subject to a number of important qualifications and exceptions. In particular, while the Indenture restricts the Company's ability to incur indebtedness by requiring that specified leverage ratios are met, it permits the Company and its subsidiaries to incur substantial indebtedness (which may be secured indebtedness), without regard to such ratios, to finance the acquisition of equipment, inventory or network assets or to finance or support working capital and operating expenditures for its business.

 Substantial Future Capital Requirements

          The Company will require substantial additional funds for the continued development of its VOD system and the sale, license and provision of underlying products and services. As of September 30, 1999, the Company had approximately $116.5 million in cash, cash equivalents and short-term investments. From inception until September 30, 1999, the Company had an accumulated deficit of $266.9 million. The Company has made significant investments in working capital and capital expenditures in order to fund development activities, commercially deploy its VOD service, sell its products and services and fund operations. The Company expects to continue to make significant investments in working capital in order to continue these activities under its evolving business model until such time, if at all, as the Company begins to generate positive cash flows from operations.* The Company expects that its cash flow from operating and investing activities will be increasingly negative over at least the next several years.* The Company believes that its existing cash, cash equivalents and short-term investments at September 30, 1999 will be sufficient to meet its working capital and capital expenditure requirements at least through the end of calendar year 2000.* Thereafter, the Company will require substantial additional capital to fund operating deficits, the continued development and enhancement of its VOD system, working capital and other operating expenditures that support commercial deployments of its VOD system. However, the Company may need to raise additional funds earlier if its estimates of working capital and/or capital expenditure requirements change or prove to be inaccurate. The Company may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Actual capital requirements may vary from expectations and will depend on numerous future factors and conditions, many of which are outside of the Company's control, including, but not limited to (i) the ability of the Company to meet its platform development and product integration schedules; (ii) the accuracy of the Company's assumptions regarding the rate and extent of commercial deployment and market acceptance of its VOD products and services; (iii) the number and timing of VOD product sales, license and service agreements with cable operators; (iv) the nature and cable operator acceptance of new products and services to be offered by the Company; (v) unanticipated costs; and (vi) the need to respond to competitive pressures and technological changes. The Company has no present commitments or arrangements assuring it of any future equity or debt financing, and there can be no assurance that the Company will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that the Company is unable to obtain such additional capital, the Company will be required to delay the expansion of its business or take other actions that could have a material adverse effect on the Company's business, operating results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

 Development Stage Company; Limited Revenues; History of Losses

          The Company is a development stage company with limited commercial operating history, having commercially deployed its VOD service on a limited basis beginning in September 1997. The Company has incurred substantial net losses since inception through September 30, 1999 of approximately $266.9 million. The Company expects to continue to incur substantial losses and experience substantial negative cash flow for at least the next several years as it continues to develop its VOD service capability and sell and license its products and services.* The Company's limited operating history makes the prediction of future operating results difficult or impossible. Through September 30, 1999, the Company recognized revenues of approximately $443,000. The Company does not expect to generate any substantial revenues unless and until its VOD service is deployed at a significant number of additional cable headend locations.*

          The Company's prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. The Company's future success depends in part on its ability to accomplish a number of objectives, including, but not limited to (i) entering into agreements for broad distribution of its products and services to MSOs;
(ii) integrating its digital platform and software with other digital applications and services selected by the cable operator, including integration of set-top boxes, headend components and electronic program guides; (iii) modifying its headend equipment and headend equipment provided by cable industry suppliers and further integration of all such headend equipment and related systems in order to achieve cost reductions and reduce physical space requirements for widespread VOD deployment in a large number of headends; (iv) completing further technical development of the Video Server, DDL and other VOD system components in order to reduce their cost of manufacture; (v) modifying the Video Server, other system components and service software to enable enhanced functionality, such as music videos and time-shifting; (vi) continued scaling of its VOD system solution for use with larger numbers of customers and an increased number of movie titles; and (vii) implementing existing contracted VOD deployments with acceptable system performance and consumer acceptance.

  Uncertainty of Future Revenues; Fluctuating Operating Results

          As a result of the Company's limited operating history, the emerging nature of the market in which it competes, and the unproven nature of both its initial and new business models, the Company is unable to accurately forecast its revenues. The timing and amount of future revenues will depend in large part upon the business model employed with each MSO and the date of installation and deployment of VOD products and services purchased by the MSO for each headend. New sales, service and licensing agreements are expected to be secured on an irregular basis, if at all, and there may be prolonged periods of time during which the Company does not enter into new agreements or expanded arrangements. Once an agreement for the sale of VOD products and services is entered into, revenue from the sale of Video Servers and DDL equipment will be recognized upon installation of this equipment in each cable headend; receipt of revenue from the DSM license will vary depending on the payment option chosen by the MSO; and revenue from the provision of content, engineering and other operations services will be recognized on an "as provided" basis. Further, the Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, either alone or in combination. Many of these factors are outside DIVA's control. Factors that may affect DIVA's quarterly operating results relating to provision of its VOD products and services include (i) the Company's success in obtaining agreements with MSOs to purchase the Company's products and services for deployment in large numbers of cable system headends (See "-- Dependence on Cable Operator Participation; Consolidation in Cable System Ownership; Unproven Business Models."); (ii) the mix and timing of revenues under the Company's various business models; (iii) the timing and completion of MSO upgrades of their distribution infrastructures (See "--Dependence on Advanced Cable Distribution Networks and Deployment of Digital Set-Top Boxes.");
(iv) the effectiveness of MSO marketing of VOD services and related operations;
(v) demand for and consumer acceptance of digital tier services that include VOD as either a core or value added service; (vi) the evolution of alternative forms of in-home entertainment systems; and (vii) the market for home video entertainment services. Factors that may affect DIVA's quarterly operating results generally include (i) the amount and timing of operating expenses devoted to compliance with cable industry standards and technical integration of the Company's VOD products with products and services provided by third party cable industry suppliers (See "--Compliance with Industry Standards; Need to Integrate with Third Party Products."); (ii) the amount and timing of operating expenses devoted to research and development to modify DIVA's products to keep pace with technological developments (See "--Risk of Technological Change and New Product Development."); (iii) the introduction of new products and services by the Company or its competitors and price competition among VOD product and service providers (See "--Competition Among VOD Suppliers."); and (iv) general economic conditions and economic conditions specific to the cable industry. A significant portion of DIVA's expenses are operating costs that are relatively fixed and necessary to develop the Company's business and independent of revenue generated by sales of products and services to MSOs. If revenue falls below expectations in any quarter, the adverse impact of the revenue shortfall on operating results in that quarter may be magnified by the Company's inability to adjust fixed spending to compensate for the shortfall. To the extent that such increased expenses are not subsequently followed by increased revenues, the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness.

          Any one of these factors, most of which are outside of the Company's control, could cause the Company's operating results to fluctuate significantly in the future. In response to a changing competitive environment, the Company may choose or may be required from time to time to make certain pricing, service or marketing decisions or enter into strategic alliances or investments or be required to develop upgrades or enhancements to its system that could have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness. The Company believes that its quarterly revenues, expenses and operating results will vary significantly in the future and that period-to-period comparisons are not meaningful and are not indicative of future performance.* As a result of the foregoing factors, it is likely that in some future quarters or years the Company's operating results will fall below the expectations of securities analysts or investors, which would have a material adverse effect on the trading price of the 1998 Notes.*

  Dependence on Cable Operator Participation; Consolidation in Cable System Ownership; Unproven and Evolving Business Models

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

          To date, the Company has entered into multiple cable headend contracts with Lenfest Communications, Inc. ("Lenfest"), Chambers Communications Corp. ("Chambers"), Insight Communications Co., L.P. ("Insight"), MediaOne of Colorado, Inc. ("MediaOne"), and NTL Group Limited ("NTL"), and contingent single headend contracts, subject to significant conditions, with Adelphia Communications Corporation ("Adelphia"), Cablevision Systems Corporation ("Cablevision"), and R & A Management LLC ("Rifkin"). The Company is in discussions with various other cable operators regarding sale of DIVA products and services in order to deploy VOD in specific systems. There can be no assurance that the Company will be able to add new cable system headends to the existing contracts with these MSOs, to remove the contingencies and complete or expand deployment sites under the three existing contingent MSO contracts, or to enter into definitive agreements with any other cable operators. If cable operators are not persuaded to purchase DIVA's products or services to deploy VOD broadly in their cable systems, there can be no assurance that the Company can modify its VOD system and successfully market it to alternative video providers, and such modifications would require additional time and capital if pursued.

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

          In light of the consolidation of cable system ownership, and in response to reaction of larger MSOs to DIVA's original business model, the Company has changed its business proposition to offer the MSO more choices and more control of the VOD service. The Company's initial business model was significantly different from those commonly employed in the cable television industry. Under the Company's original business model, DIVA owned, installed and funded all headend hardware and software components of its VOD system, acquired, assembled, managed and delivered the VOD service offering to cable subscribers, and intended to generate earnings through long-term deployment agreements with MSOs based on a share of "per view" and other content prices set by the Company. It is likely under this initial standard VOD service model that MSOs found it difficult to determine the net effect on revenue of either adding the Company's service to their product mix, or replacing elements of their service offerings with the Company's VOD service. Further, larger MSOs expressed reluctance to have DIVA or any other third party own and operate a VOD system interfaced to their cable distribution networks. As a result, the Company has recast its business model so that the Company sells its Video Server and DDL to MSOs, licenses the DSM software to MSOs, and provides a suite of content acquisition and management services, engineering services, and business and operations support services at the election of the MSO. The new business model anticipates that VOD service enabled by DIVA's system will be a part of the entry level digital tier of services provided by the MSO. Under this revised business model, the cable operator purchases, owns and maintains the VOD system hardware and takes the capital and operating expense risk associated with such ownership. The MSO can then select the other DIVA VOD support services it wants to employ, thereby having an alternative to the original turnkey approach. The MSO can choose the entire package of content and management services provided by DIVA for a share of "per view" revenue, or some or all of these services on a contract fee for service basis.

          DIVA's first five existing MSO contracts are under the initial business model. The recent contracts with Insight, MediaOne and NTL represent varying combinations of the elements of the new business model. To date, DIVA's VOD system solution has not been rolled out to a large number of digital customers in any MSO deployment. See "--Limited Commercial Deployments to Date; Scalability Not Proven." Consequently, until the economics under either of DIVA's business models are proven, cable operators may be reluctant to broadly deploy the Company's VOD products and services in their systems or may be unwilling to purchase its VOD offerings at all. There can be no assurance that the Company will be able to expand the scope of deployments using its initial business model, convert existing turnkey VOD contracts to the new suite of offerings, or broadly deploy under its new business model, or that cable operators will be willing to purchase the Company's VOD products and services on these or any other terms. VOD is a new market, and the Company's VOD system solution is only one possible means available to cable operators for providing movies in the home. The inability of the Company to enter into definitive agreements with cable operators for the DIVA VOD solution, or the lack of acceptance of VOD as a consumer product by cable operators and their subscribers, would have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness.

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

          It is also possible that competitors may form alliances, develop a competitive VOD service and rapidly acquire significant market share. Such competition would materially and adversely affect the Company's business, operating results and financial condition. Companies that are or may be capable of delivering VOD components include Concurrent Computer Corp, Celerity Systems Inc., Mitsubishi Electronics America, Nippon Electric Corp., nCUBE, Pioneer and its affiliates, SeaChange International, Inc., Silicon Graphics Inc., Unisys, General Instrument, Scientific-Atlanta, Sony Corporation, Vivid Technology Inc. and FreeLinQ Communications Corporation. Some of these competitors have developed VOD products that have undergone tests or trials and may succeed in obtaining market acceptance of their products more rapidly than the Company. In addition, Time Warner Inc. previously field tested an integrated system solution utilizing components from a number of the aforementioned entities. This trial has since been terminated. Notwithstanding termination of its field trial in Orlando, Time Warner Inc. has reached agreements with certain industry suppliers for elements that might be used in designing and integrating a next generation VOD system solution for an initial deployment in 2000. Cablevision has operated limited trials of in-house VOD solutions. Certain of the Company's competitors or potential competitors have developed affiliations with cable operators or alternative distribution providers to develop services or technologies that may be better or more cost effective than the Company's VOD service. These services or technologies may be more attractive to cable operators, particularly those that desire to own all hardware and software components of the VOD service. In addition, certain of these potential competitors are either directly or indirectly affiliated with content providers and cable operators and could therefore materially impact the Company's ability to sign long-term service contracts with such cable operators and obtain content from such providers. Although the Company is pursuing joint development efforts to port its VOD service to digital platforms that are or will be broadly deployed in the cable industry, these third party equipment manufacturers have the financial and technical ability to develop and sustain deployment of their own proprietary VOD platforms. There can be no assurance that the Company will not face competition from these suppliers or their affiliates or that they will support the integration of Company's VOD service with their own components. See "-- Compliance with Industry Standards; Need to Integrate with Set-Top Box Manufacturers."

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

  Dependence on Advanced Cable Distribution Networks and Deployment of Digital Set-Top Boxes

          The Company's VOD service requires deployment on cable systems upgraded to HFC architecture with the return path from the customer to the headend activated to enable two-way operation. According to the Cablevision Blue Book, approximately 45% of the total U.S. homes passed by cable had been upgraded to HFC architecture with return path capability at the end of 1998, but only a limited portion of the upgraded plant is currently activated for two-way transmission. A number of cable operators have announced and begun to implement major infrastructure investments to deploy two-way capable HFC systems which require significant financial, managerial, operating and other resources. HFC upgrades have been, and likely will continue to be, subject to delay or cancellation. In addition, the Company believes that the widespread deployment of VOD services will not occur until MSOs decide to deploy digital services through this upgraded plant and invest in new digital set-top boxes.* Although set-top box manufacturers have announced major orders of digital set-top boxes by MSOs, the availability of commercial quantities of field tested digital set-top boxes with cable return path capability cannot be predicted or assured. There can be no assurance that MSOs deploying digital set-top boxes or any other cable operators will continue to upgrade their cable plant or that sufficient, suitable cable plant will be available in the future that is capable of supporting deployment of the Company's VOD products and services. The failure of cable operators to complete planned upgrades in a timely and satisfactory manner, or at all, and the lack of suitable cable plant would have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness. In addition, the reliable performance of the VOD products and services provided by the Company is highly dependent on cable operators maintaining their cable infrastructure and headends in accordance with system specifications provided by the Company. Therefore, the future success and growth of the Company's business will be subject to economic and other factors affecting the ability of cable operators to finance substantial capital expenditures to maintain and upgrade the cable infrastructure to enable VOD system deployment.

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

                           PART II  OTHER INFORMATION


     Item 1, Item 3 and Item 5 are not applicable with respect to the current reporting period.

     Item 2.  Changes in Securities and Use of Proceeds

     During the three months ended September 30, 1999, the Company issued and sold an aggregate of 72,394 shares of Common Stock to employees and consultants for an aggregate purchase price of $74,952 pursuant to exercises of options under its 1995 Stock Plan. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder.

     Item 4.  Submission of Matters to a Vote on Security Holders

     On September 29, 1999, the Companys stockholders approved by written consent an amendment to the Company's 1995 stock plan increasing the number of Common Stock reserved for issuance therunder by 1,000,0000 shares to a total of 9,200,000 shares.

     Item 6.  Exhibits and Reports on Form 8-K:

              a.  Exhibits.

                  27.1   Financial Data Schedule

              b.  Reports on Form 8-K.

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVA SYSTEMS CORPORATION



                              By: /s/ WILLIAM M. SCHARNINGHAUSEN
                                  --------------------------------
                                  William M. Scharninghausen
                                  Vice President, Finance and Administration,
                                    and Chief Financial Officer



Dated: November 12, 1999
       -----------------