Form 10-Q
period 1999-12-31
DIVA SYSTEMS CORP
filed 2000-02-14
CIK 1003439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

          (Mark One)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the quarterly period ended December 31, 1999.

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

     The number of shares of Registrant's classes of Common Stock at February 7, 2000 was:

                 Title of each class
            Common Stock, $.001 par value                  17,377,433
            Class C Common Stock, $.001 par value             857,370

                           DIVA SYSTEMS CORPORATION

                         Quarterly Report on Form 10-Q

                               Table of Contents

                        Quarter Ended December 31, 1999



                        PART I -- FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheet at December 31, 1999 and
          June 30, 1999                                                                1
          Condensed Consolidated Statement of Operations for the three months
          and six months ended December 31, 1999 and 1998                              2
          Condensed Consolidated Statement of Cash Flows for the six months
          ended December 31, 1999 and 1998                                             3
          Notes to Condensed Consolidated Financial Statements                         4
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        6




                          PART II -- OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                   29
Item 6.   Exhibits and Reports on Form 8-K                                            29
Signatures                                                                            30

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (unaudited)

                                                                            December 31,           June 30,
                                Assets                                          1999                 1999
                                                                           --------------          ---------
Current assets:
     Cash and cash equivalents                                             $     52,907              89,239
     Short-term investments                                                      57,262              41,498
     Inventory                                                                    2,714               2,663
     Prepaid expenses and other current assets                                      708               2,096
                                                                           --------------          ---------

          Total current assets                                                  113,591             135,496

Property and equipment, net                                                      11,602               9,792
Debt issuance costs, net                                                          7,335               8,114
Deposits and other assets                                                           581                 550
Intangible assets, net                                                              222                 312
                                                                           --------------          ---------

          Total assets                                                     $    133,331             154,264
                                                                           ==============          =========

     Liabilities, Redeemable Warrants, and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                      $      2,115               2,784
     Other current liabilities                                                    1,674               1,221
     Deferred revenue                                                               731                  --
     Current portion of capital lease obligation                                    489                  --
                                                                           --------------          ---------

           Total current liabilities                                              5,009               4,005
                                                                           --------------          ---------

Notes payable                                                                   293,564             275,564
Long -- term portion of lease payable                                             1,000                  --
                                                                           --------------          ---------

           Total liabilities                                                    299,573             279,569
                                                                           --------------          ---------

Redeemable warrants                                                               2,411               2,108
                                                                           --------------          ---------
Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.001 par value; 30,000,000 shares authorized;
       22,239,605 and 21,390,283 shares issued and outstanding as of
       December 31, 1999, and June 30, 1999 respectively.                            22                  21

     Common stock, $0.001 par value; 65,000,000 shares authorized;
       17,960,958 and 17,463,574 shares issued and outstanding as
       of December 31, 1999, and June 30, 1999 respectively.                         18                  17
     Additional paid-in capital                                                 124,428             117,170
     Deferred compensation                                                         (863)             (1,248)
     Accumulated deficit                                                       (292,258)           (243,373)
                                                                          --------------          ----------

       Total stockholders' deficit                                             (168,653)           (127,413)
                                                                          --------------          ----------
       Total liabilities, redeemable warrants, and stockholders'
          deficit                                                         $     133,331             154,264
                                                                          ==============          ==========

See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                          Three Months Ended                    Six Months Ended
                                                             December 31,                         December 31,
                                                      1999              1998                 1999              1998
                                                   ----------         ---------            --------          -------
Revenues:
     Product                                       $     944                 --                 944               --
     Services                                            103                 57                 171              120
                                                   ----------         ---------            --------          -------

          Total revenues                               1,047                 57               1,115              120
                                                   ----------         ---------            --------          -------

     Cost of product revenue                           1,103                 --               1,103               --
                                                   ----------         ---------            --------          -------

          Gross profit (loss)                            (56)                57                  12              120

Operating expenses:
     Programming                                       1,023              2,068               2,265            3,939
     Operations                                        1,529              1,936               3,000            4,102
     Engineering and development                       6,922              6,230              12,203           11,248
     Sales and marketing                               1,680              1,381               3,293            2,606
     General and administrative                        4,248              3,819               9,143            6,792
     Depreciation and amortization                     1,801              2,446               3,275            4,692
                                                   ----------         ---------            --------          -------

          Total operating expenses                    17,203             17,880              33,179           33,379
                                                   ----------         ---------            --------          -------

          Operating loss                              17,259             17,823              33,167           33,259
                                                   ----------         ---------            --------          -------
Other (income) expense, net:
     Interest income                                  (1,514)            (2,317)             (3,099)          (4,991)
     Interest expense                                  9,631              8,387              18,817           16,408
                                                   ----------         ---------            --------          -------
          Total other expense, net                     8,117              6,070              15,718           11,417
                                                   ----------         ---------            --------          -------

          Net loss                                    25,376             23,893              48,885           44,676

Accretion of redeemable warrants                         152                137                 304              522
                                                   ----------         ---------            --------          -------
          Net loss attributable to
             common stockholders                   $  25,528             24,030              49,189           45,198
                                                   ==========         =========            ========          =======

Basic and diluted net loss per share:              $    1.44               1.40                2.79             2.65
                                                   ==========         =========            ========          =======

Shares used in per share computation                  17,689             17,116              17,600           17,063
                                                   ==========         =========            ========          =======

See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                        Six Months Ended
                                                                          December 31,
                                                                    1999              1998
                                                                  -------           -------
Cash flows from operating activities:
  Net loss                                                        $(48,885)       (44,676)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                                 3,275          4,781
       Loss on disposition of property and equipment                    74          1,161
       Amortization of debt issuance costs and
         accretion of discount on notes payable                     18,790         16,404
       Amortization of deferred stock compensation                     385            318
       Changes in operating assets and liabilities:
         Other assets                                                1,388           (432)
         Inventory                                                     256             --
         Accounts payable                                             (669)         1,376
         Other current liabilities                                     453           (396)
         Deferred revenue                                              731             --
                                                                  --------        -------

           Net cash used in operating activities                   (24,202)       (21,464)
                                                                  --------        -------

Cash flows from investing activities:
  Purchases of property and equipment                               (3,800)        (7,912)
  Deposits on property and equipment                                   (31)            (4)
  Purchase of short-term investments                               (15,764)       (26,296)
                                                                  --------        -------

           Net cash used in investing activities                   (19,595)       (34,212)
                                                                  --------        -------

Cash flows from financing activities:
  Issuance of preferred stock, net                                   7,000             --
  Exercise of common stock options, series AA preferred stock
    options and issuance of common stock                               563            182
  Payments on capital lease                                            (87)            --
  Payments on note payable                                             (11)           (10)
                                                                  --------        -------

           Net cash provided by financing activities                 7,465            172
                                                                  --------        -------

Net increase (decrease) in cash and cash equivalents               (36,332)       (55,504)

Cash and cash equivalents at beginning of period                    89,239        167,549
                                                                  --------        -------

Cash and cash equivalents at end of period                        $ 52,907        112,045
                                                                  ========        =======

Noncash investing and financing activities:
  Reclassification of equipment to inventory                      $    307             --
                                                                  ========        =======
  Accretion of redeemable warrants                                $    304            522
                                                                  ========        =======
  Equipment acquired under capital lease obligations              $  1,576             --
                                                                  ========        =======
  Deferred compensation expense associated with stock
    option activity                                               $     --          1,986
                                                                  ========        =======

See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--The Company And Basis Of Presentation

     DIVA Systems Corporation ("DIVA" or the "Company"), a Delaware corporation, was formed in July 1995 to design, develop, and market video-on-demand ("VOD") products and services for the cable television industry. The Company was in the development stage from July 1, 1995 (inception) to September 30, 1999, and its primary activity was performing research and development, licensing program content, manufacturing the necessary equipment, developing a service offering, establishing strategic alliances, deploying service trials and limited commercial launches with cable operators and raising capital. As of October 1, 1999, the Company commenced principle operations, which consists of manufacturing, selling, licensing and providing operational support for its VOD products and services.

     The interim unaudited financial statements as of December 31, 1999, for the three and six months ended December 31, 1998 and 1999 have been prepared on substantially the same basis as the Company's audited financial statements for the year ended June 30, 1999 and include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the financial information set forth herein. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

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

Note 3--Stockholders' Equity

     In December 1999, the Company completed the sale of 777,778 shares of Series E Preferred Stock for approximately $7.0 million in gross proceeds from a strategic business partner.

     The rights, preferences, and privileges of the holders of Series E convertible preferred stock are as follows:

     . Dividends are noncumulative and payable only upon declaration by the Board of Directors at a preference rate of $0.54 per share.

     . Holders have a liquidation preference of $9.00 per share, plus any declared but unpaid dividends over holders of common stock.

     . Each holder has voting rights equal to common stock on an "as if converted" basis.

     . Each share of preferred stock may be converted into common stock at the option of the holder on a one-for-one basis, subject to adjustment to protect against dilution.

     In addition, the Company also entered into a development agreement with the strategic business partner. In conjunction with this agreement, the Company granted a warrant to purchase 388,888 shares of Series E Preferred Stock exercisable at $9.00 per share. The warrant expires the earlier of December 14, 2004 or under certain conditions as a result of a merger or acquisition of the Company. The warrant becomes exercisable in accordance with the achievement of certain milestones in the development agreement.

Note 4--Revenue Recognition Policy

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on Vendor Specific Objective Evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately.

     In December 1998, the Accounting Standards Executive Committee issued Statement of Position 98-9("SOP 98-9"), "Software Revenue Recognition, with respect to certain arrangements", which requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. SOP 98-9 must be adopted by the Company in Fiscal 2001.

     The Company's contracts are generally multiple-element arrangements involving the delivery of a combination of hardware, software and other services to a customer. When evidence of fair value for post contract customer support in the Company's current agreements does not exist, revenue is recognized to the extent of the cost of the hardware delivered. Any remaining revenue is amortized on a straight-line basis over the post contract customer support period. Monthly per-view movie and subscription revenues are recognized in the period in which the services are provided.

     The Company provides limited warranty rights to its customers, which are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies". Estimated warranty obligations are provided by charges to operations in the period in which the related revenue is recognized. To date, the estimated warranty obligations have not been significant.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited Consolidated Interim Financial Statements for the three months and six months ended December 31, 1999. This discussion contains forward-looking statements that involve risks and uncertainties, including but not limited to, certain assumptions regarding increases in customers, revenues and certain expenses. Forward-looking statements are identified with an asterisk (*) and reflect the Company's current expectations. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Actual results will differ and such differences may be material. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and in "--Factors Affecting Operating Results."


Overview

     The Company was founded in July 1995 and since inception, the Company has devoted substantially all of its resources to developing its video-on-demand system, establishing strategic relationships, negotiating deployment agreements, carrying out initial marketing activities and establishing the operations necessary to support the commercial launch of the Company's VOD service. Through December 31, 1999, the Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow, primarily due to the engineering and development and start-up costs required to develop its VOD products and services. Since inception through December 31, 1999, the Company had an accumulated deficit of $292.3 million. The Company currently expects to incur substantial additional net losses and negative cash flow for at least the next several years.*


Results of Operations

     Since its inception, the Company has engaged primarily in technology development and activities related to the startup of business operations. Accordingly, the Company's historical revenues and expenditures are not necessarily indicative of, and should not be relied upon as an indicator of, revenues that may be attained or expenditures that may be incurred by the Company in future periods.

Revenues

     Total revenues are comprised of two components: revenues from per-movie fees and sales ("Services revenues") and revenues resulting from the sale and licensing of VOD products and software ("Product revenues"). Total revenues for the three months ended December 31, 1999 were approximately $1.0 million, an increase of $991,000 from $57,000 for the same period of Fiscal 1999. Total revenues for the six months ended December 31, 1999 were approximately $1.1 million, an increase of $995,000 from $120,000 for the same period of Fiscal 1999.

     Services revenues consist of per-movie viewing fees, monthly service fees and the sale of monthly subscription packages. The majority of Services revenues consist of per-movie viewing fees paid by customers to view movies on demand. As of December 31, 1999, the Company's VOD service was deployed at six multiple system operator ("MSO") locations. Services revenues for the three months ended December 31, 1998 and December 31, 1999 was $57,000 and $103,000, respectively. Services revenues for the six months ended December 31, 1998 and December 31, 1999 was $120,000 and $171,000, respectively. The Company realizes monthly revenue pursuant to deployment agreements with MSOs only when its VOD system is successfully integrated and operating and customer billing commences. Generally, the timing and extent of deployment under each agreement is conditioned on a successful initial deployment phase, followed by a larger rollout in the applicable MSO system based on an agreed upon schedule.

     Product revenues consist of revenues from the sale of the Company's VOD products such as the DIVA Video Server (the "Video Server") and the DIVA Digital Link (the "DDL") and license revenues from its DIVA System Manager ("DSM") software. In addition, the Company can provide operational support services including content acquisition and management, engineering services, billing and navigator services at the option of the MSO. Product revenues for the three months ended December 31, 1998 and December 31, 1999 and for the six months ended December 31, 1998 and December 31, 1999 was $0 and $944,000, respectively. The increase in Product revenue was primarily due to the recognition of revenues related to the Company's hardware. In addition, at December 31, 1999, the Company received $731,000 for the future delivery of certain DDL products, which was recorded as deferred revenue. Such revenue will be recognized when the DDL products are delivered and installed. The Company believes that revenues will fluctuate significantly from period to period and its success will depend on a number of factors including the Company's ability to commercially deploy its VOD products and services in a significant number of large headend locations.* See"--Factors Affecting Operating Results - Uncertainty of Future Revenues; Fluctuating Operating Results and Dependence on Cable Operator Participation; Consolidation in Cable System Ownership; Unproven and Evolving Business Models."


Cost of Product Revenues

     The Company's cost of revenues consists of contract manufacturing costs, component and material costs, and other direct product expenditures.


Gross Profit (Loss)

     Gross margin was a 5% loss for the three months ended December 31, 1999 and 1% profit for the six months ended December 31, 1999. The Company anticipates that future gross profit will vary significantly as a result of a number of factors including the Company's ability to commercially deploy its VOD products and services in a significant number of headend locations.* See "--Factors Affecting Operating Results - Uncertainty of Future Revenues; Fluctuating Operating Results and Dependence on Cable Operator Participation; Consolidation in Cable System Ownership; Unproven and Evolving Business Models."

Operating Expenses

     Programming expense. Programming expense includes license fees payable to content providers, costs for the acquisition and production of digitally encoded programming content (i.e. movies, videos, previews, promotions, etc.) and content duplication and distribution expenses. Programming expense was $2.1 million and $1.0 for the for the three months ended December 31, 1998 and 1999, respectively, and $3.9 million and $2.3 million for the six months ended December 31, 1998 and 1999, respectively. The decrease in programming expenses was primarily attributable to reduced labor and other related costs in the area of program production services. The Company has reduced the number of trailers, previews, promotions, and other content related material, which it produced internally resulting in a reduction of overall expenditures in this area. In addition, the Company has significantly reduced the number of titles digitally encoded in the MPEG - 1 format and is currently encoding program content in the MPEG - 2 format only. The current quarter and year-to-date amounts reflect this reduced level of expenditures when compared to the same periods in Fiscal 1999. The Company expects to continue to experience cost reductions in this area.*

     Operations Expense. Operations expense includes the cost of field operations, both for initial launches and for the ongoing operations of the Company's VOD service. These costs include technical support, customer service training, installation and launch support, maintenance costs for headend equipment and other field support costs. In addition, operations expense includes personnel and other costs which support the Company's ongoing manufacturing relationships with third-party manufacturers for the Company's Video Server, DDL and other related headend equipment. Operations expense was $1.9 million and $1.5 million for the three months ended December 31, 1998 and 1999, respectively, and $4.1 million and $3.0 million for the six months ended December 31, 1998 and 1999, respectively. The decrease in operations expenses is primarily the result of the Company's decision to discontinue the manufacture of its own proprietary set-top box in the third quarter of Fiscal 1999. As a result, manufacturing related costs have decreased in the current quarter when compared to the comparable quarter in Fiscal 1999. However, the Company expects operations expense to increase in the future due to an increase in the level of activity related to the production of the Company's Video Servers, DDLs and related headend equipment.*

Engineering and Development Expense. Engineering and development expense consists of salaries, consulting fees and other costs to support product development, prototype hardware costs, ongoing system software, system integration and new services technology. To date, the most substantial portion of the Company's operating expenses has been engineering and development expense. Engineering and development expense was $6.2 million and $6.9 million for the three months ended December 31, 1998 and 1999, respectively, and $11.2 million and $12.2 million for the six months ended December 31, 1998 and 1999, respectively. The increase in engineering and development expense was attributable to the hiring of additional engineering and development personnel and outside consultants in connection with the Company's further development and refinement of its VOD technology and the development of new products and services. The Company intends to increase engineering and development expenses to fund continued development and enhancements of its VOD products and services.* The Company believes significant investments in engineering and development will be necessary to remain competitive and to respond to market pressures.*

     Sales and Marketing Expense. Sales and marketing expense consists of the costs of marketing the Company's VOD products and services to MSOs and their customers and includes business development and marketing personnel, travel expenses, trade shows, consulting fees and promotional costs. In addition, sales and marketing expense includes direct costs related to acquiring customers, such as telemarketing, direct mailings, targeted advertising and promotional campaigns. Sales and marketing expense was $1.4 million and $1.7 million for the three months ended December 31, 1998 and 1999, respectively, and $2.6 million and $3.3 million for the six months ended December 31, 1998 and 1999, respectively. The primary items contributing to the increase in marketing expense were promotional expenditures in connection with the Company's recent commercial deployments, continued business development activities and product management costs. The Company expects sales and marketing expense to continue to increase as the Company pursues and enters into new agreements.*

     General and Administrative Expense. General and administrative expense consists primarily of salaries and related expenses of management and administrative personnel, professional fees and general corporate and administrative expenses. General and administrative expense covers a broad range of the Company's infrastructure including corporate functions such as executive, administration, finance, legal, human resources, international business development and facilities. In addition, general and administrative expense includes costs associated with the development, support and growth of the Company's complex information system infrastructure.

     General and administrative expense was $3.8 million and $4.2 million for the three months ended December 31, 1998 and 1999, respectively, and $6.8 million and $9.1 million for the six months ended December 31, 1998 and 1999, respectively. Overall, general and administrative expense has increased as a direct result of the growth of the Company in all phases of its operations. In addition to the increase in personnel related expenses, the increase in general and administrative expense is the result of increased rent expense due to the Company's relocation of its corporate headquarters to a new facility and international business development expenses, including the operations of an office in the United Kingdom. General and administrative expense is expected to increase substantially in order to support expansion of the Company's business.*

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, including DIVA Video Servers and other headend hardware. Generally, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense was $2.5 million and $1.8 million for the three months ended December 31, 1998 and 1999, respectively, and $4.7 million and $3.3 million for the six months ended December 31, 1998 and 1999, respectively. The decrease in depreciation and amortization expense is the result of approximately $9.1 million in write-downs recorded in the fourth quarter of Fiscal 1999 related to older, prototype Video Servers and other server related hardware and components. In addition, approximately $2.7 million of previously capitalized equipment was transferred to inventory in the fourth quarter of Fiscal 1999. Although, depreciation and amortization expense decreased for the current period, it is expected to increase in the future due to planned expenditures for capital equipment and other capital costs associated with the deployment and expansion of the Company's overall business operations.*

Other Income and Expense

     Other income and expense primarily consists of interest income and interest expense. Interest income consists of earnings on cash, cash equivalents and short-term investments. Interest income was $2.3 million and $1.5 million for the three months ended December 31, 1998 and 1999, respectively, and $5.0 million and $3.1 million for the six months ended December 31, 1998 and 1999, respectively. The decrease in interest income is the result of a decrease in cash and cash equivalent balances which are invested in short-term interest bearing accounts and a decrease in short-term investments. Interest expense consisted primarily of accreted interest on the Company's outstanding debt. Interest expense was $8.4 million and $9.6 million for the three months ended December 31, 1998 and 1999, respectively, and $16.4 million and $18.8 million for the six months ended December 31, 1998 and 1999, respectively. The increase in interest expense was due to the significant increase in the Company's debt as a result of the offering of the Company's 12-5/8% Senior Discount Notes due 2008 (the "1998 Notes") which was completed on February 19, 1998. The 1998 Notes were issued at a substantial discount from their aggregate principal amount at maturity of $463.0 million. Although cash interest is not payable on the 1998 Notes prior to September 1, 2003, the Company's interest expense includes the accretion of such interest expense. The carrying amount of the 1998 Notes will accrete to its face value by March 1, 2003. Beginning September 1, 2003, cash interest will be payable on the notes semi-annually in arrears on each March 1st and September 1st at a rate of 12 5/8% per annum.


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


Liquidity and Capital Resources

     From inception through December 31, 1999, the Company has financed its operations primarily through the gross proceeds of private placements totaling approximately $83.3 million of equity and $250.0 million of high yield debt securities, net of repayments. As of December 31, 1999, the Company had cash and cash equivalents and short-term investments totaling $110.2 million.

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

     In December 1999, the Company completed the sale of 777,778 shares of Series E Preferred Stock for approximately $7.0 million in gross proceeds.

     In December 1999, the Company entered into a three year capital lease for office equipment, for approximately $1.6 million.

     The Company expects to require significant working capital and incur significant operating expenses in the future.* Working capital requirements include inventory expenditures for Video Servers, DDLs and other related headend equipment, and general capital expenditures associated with the anticipated growth of the Company. The Company's working capital needs will, in part, be driven by the rate at which cable operators purchase and introduce the Company's VOD products and services. In addition to working capital, the Company anticipates expending a significant portion of its resources for continued development and enhancement of its VOD technology, development of new services and other expenses associated with the delivery of its VOD products and services.* The Company's actual funding requirements may vary from expectations and will depend on numerous future factors and conditions, many of which are outside of the Company's control, including, but not limited to (i) the ability of the Company to meet its platform development and product integration schedules; (ii) the accuracy of the Company's assumptions regarding the rate and extent of commercial deployment and market acceptance of its VOD products and services; (iii) the number and timing of VOD product sales, license and service agreements with cable operators; (iv) the nature and cable operator acceptance of new products and services to be offered by the Company; (v) unanticipated costs; and (vi) the need to respond to competitive pressures and technological changes. The Company may also use a portion of its cash resources to purchase some of its outstanding indebtedness in the open market from time to time depending on market conditions. The Company believes that its cash, cash equivalents and short-term investments at December 31, 1999 will be sufficient to satisfy the Company's liquidity at least through the end of calendar 2000.* Thereafter, the Company will need to raise significant additional funds to support its operations. However, the Company may need to raise additional funds earlier if its estimates of working capital and operating expenditure requirements change or prove to be inaccurate. The Company may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. The Company has no present commitments or arrangements assuring it of any future equity or debt financing, and there can be no assurance that the Company will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that the Company is unable to obtain such additional capital, the Company will be required to delay the expansion of its business or take other actions that could have a material adverse effect on the Company's business, operation results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness. To the extent the Company raises additional cash by issuing equity securities, existing stockholders of the Company will be diluted.


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


Year 2000

     The following provides a year 2000 update and supplements the discussion included in the Company's annual financial statements, included in the Company's Form 10-K for Fiscal 1999.

     Through the first month of calendar year 2000, the Company completed the transition from calendar year 1999 to 2000 and did not experience any material disruption to operations as a result of the transition.

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


Factors Affecting Operating Results

     Substantial Leverage; Ability to Service Indebtedness; Restrictive
     Covenants

     As a result of the issuance of the 1998 Notes, the Company is highly leveraged. As of December 31, 1999, the Company had total debt of approximately $293.6 million, accreting to $463.0 million in 2003. The Company believes its existing cash, cash equivalents and short-term investments at December 31, 1999 will be sufficient to meet its cash requirements at least through the end of calendar year 2000.* Thereafter, the Company will require substantial additional capital to fund operating deficits, the continued development and enhancement of its VOD system and working capital and other expenditures in connection with commercial deployment of its system. See "--Substantial Future Capital Requirements." As a result, the Company expects that it will continue to have substantial indebtedness.* The degree to which the Company is leveraged could have important consequences to the Company and its investors, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, operating expense in connection with system deployments, development and enhancement of its VOD system, capital expenditures, acquisitions and other general corporate purposes may be materially limited or impaired; (ii) the Company's cash flow, if any, will not be available for the Company's business because a substantial portion of the Company's cash flow must be dedicated to the payment of principal and interest on its indebtedness; (iii) the terms of future permitted indebtedness may limit the Company's ability to redeem the 1998 Notes in the event of a Change of Control (as defined); and (iv) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

     The ability of the Company to make scheduled debt service payments (including with respect to the 1998 Notes) will depend upon the Company's ability to achieve significant and sustained growth in its cash from operations and to complete necessary additional financings. The Company's ability to generate sufficient cash from operations is dependent upon, among other things, the market acceptance of its VOD products and services; the Company's ability to successfully continue the development and enhancement of its VOD system, including compatibility with evolving industry standards as they are defined; the future operating performance of the Company; integration of its digital products and services with those provided by major cable industry suppliers; the Company's ability to obtain broad distribution of its products and services to MSOs and the rate of and success of commercial deployment of its VOD system. The Company expects that it will continue to generate substantial operating losses and negative cash flow for at least the next several years.* No assurance can be given that the Company will be successful in achieving and maintaining a level of cash from operations sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness. If the Company is unable to generate sufficient cash from operations to service its indebtedness, it may have to forego or delay development and enhancement of its VOD system and service, restructure or refinance its indebtedness or seek additional equity capital or debt financing. There can be no assurance that (i) any such strategy could be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the 1998 Notes. Any failure by the Company to satisfy its obligations with respect to the 1998 Notes or any other indebtedness could result in a default under the indenture governing the 1998 Notes (the "Indenture") and could cause a default under agreements governing other indebtedness of the Company. In the event of such a default, the holders of such indebtedness would have enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against the Company. Absent a certain level of successful commercial deployment of its VOD service, ongoing technical development and enhancement of its VOD system and significant growth of its cash flow, the Company will not be able to service its indebtedness.

     The Indenture imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make investments, make dividend payments and other distributions on capital stock and redeem capital stock. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or to engage in other business activities that may be in the interest of the Company. However, the limitations in the Indenture are subject to a number of important qualifications and exceptions. In particular, while the Indenture restricts the Company's ability to incur indebtedness by requiring that specified leverage ratios are met, it permits the Company and its subsidiaries to incur substantial indebtedness (which may be secured indebtedness), without regard to such ratios, to finance the acquisition of equipment, inventory or network assets or to finance or support working capital and operating expenditures for its business.



     Substantial Future Capital Requirements

     The Company will require substantial additional funds for the continued development of its VOD system and the sale, license and provision of underlying products and services. As of December 31, 1999, the Company had approximately $110.2 million in cash, cash equivalents and short-term investments. From inception until December 31, 1999, the Company had an accumulated deficit of $292.3 million. The Company has made significant investments in working capital and capital expenditures in order to fund development activities, commercially deploy its VOD service, sell its products and services and fund operations. The Company expects to continue to make significant investments in working capital in order to continue these activities under its evolving business model until such time, if at all, as the Company begins to generate positive cash flows from operations.* The Company expects that its cash flow from operating and investing activities will be increasingly negative over at least the next several years.* The Company believes that its existing cash, cash equivalents and short-term investments at December 31, 1999 will be sufficient to meet its working capital and capital expenditure requirements at least through the end of calendar year 2000.* Thereafter, the Company will require substantial additional capital to fund operating deficits, the continued development and enhancement of its VOD system, working capital and other operating expenditures that support commercial deployments of its VOD system. However, the Company may need to raise additional funds earlier if its estimates of working capital and/or capital expenditure requirements change or prove to be inaccurate. The Company may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Actual capital requirements may vary from expectations and will depend on numerous future factors and conditions, many of which are outside of the Company's control, including, but not limited to (i) the ability of the Company to meet its platform development and product integration schedules; (ii) the accuracy of the Company's assumptions regarding the rate and extent of commercial deployment and market acceptance of its VOD products and services;
(iii) the number and timing of VOD product sales, license and service agreements with cable operators; (iv) the nature and cable operator acceptance of new products and services to be offered by the Company; (v) unanticipated costs; and
(vi) the need to respond to competitive pressures and technological changes. The Company has no present commitments or arrangements assuring it of any future equity or debt financing, and there can be no assurance that the Company will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that the Company is unable to obtain such additional capital, the Company will be required to delay the expansion of its business or take other actions that could have a material adverse effect on the Company's business, operating results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

     Limited Revenues; History of Losses

     The Company has a limited commercial operating history, having commercially deployed its VOD service on a limited basis beginning in September 1997. The Company has incurred substantial net losses since inception through December 31, 1999 of approximately $292.3 million. The Company expects to continue to incur substantial losses and experience substantial negative cash flow for at least the next several years as it continues to develop its VOD service capability and sell and license its products and services.* The Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company does not expect to generate any substantial revenues unless and until its VOD service is deployed at a significant number of additional cable headend locations.*

     The Company's prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies recently commencing principle operations, particularly companies in new and rapidly evolving markets. The Company's future success depends in part on its ability to accomplish a number of objectives, including, but not limited to (i) entering into agreements for broad distribution of its products and services to MSOs;
(ii) integrating its digital platform and software with other digital applications and services selected by the cable operator, including integration of set-top boxes, headend components and electronic program guides; (iii) modifying its headend equipment and headend equipment provided by cable industry suppliers and further integration of all such headend equipment and related systems in order to achieve cost reductions and reduce physical space requirements for widespread VOD deployment in a large number of headends; (iv) completing further technical development of the Video Server, DDL and other VOD system components in order to reduce their cost of manufacture; (v) modifying the Video Server, other system components and service software to enable enhanced functionality, such as music videos and time-shifting; (vi) continued scaling of its VOD system solution for use with larger numbers of customers and an increased number of movie titles; and (vii) implementing existing contracted VOD deployments with acceptable system performance and consumer acceptance.

     Uncertainty of Future Revenues; Fluctuating Operating Results

     As a result of the Company's limited operating history, the emerging nature of the market in which it competes, and the unproven nature of both its initial and new business models, the Company is unable to accurately forecast its revenues. The timing and amount of future revenues will depend in large part upon the business model employed with each MSO and the date of installation and deployment of VOD products and services purchased by the MSO for each headend and the terms of the contractual arrangement with the MSO. New sales, service and licensing agreements are expected to be secured on an irregular basis, if at all, and there may be prolonged periods of time during which the Company does not enter into new agreements or expanded arrangements. Further, the Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, either alone or in combination. Many of these factors are outside DIVA's control. Factors that may affect DIVA's quarterly operating results relating to provision of its VOD products and services include
(i) the Company's success in obtaining agreements with MSOs to purchase the Company's products and services for deployment in large numbers of cable system headends (See "--Dependence on Cable Operator Participation; Consolidation in Cable System Ownership; Unproven Business Models."); (ii) the mix and timing of revenues under the Company's various business models; (iii) the timing and completion of MSO upgrades of their distribution infrastructures (See "-- Dependence on Advanced Cable Distribution Networks and Deployment of Digital Set-Top Boxes."); (iv) the effectiveness of MSO marketing of VOD services and related operations; (v) demand for and consumer acceptance of digital tier services that include VOD as either a core or value added service; (vi) the evolution of alternative forms of in-home entertainment systems; and (vii) the market for home video entertainment services. Factors that may affect DIVA's quarterly operating results generally include (i) the amount and timing of operating expenses devoted to compliance with cable industry standards and technical integration of the Company's VOD products with products and services provided by third party cable industry suppliers (See "--Compliance with Industry Standards; Need to Integrate with Third Party Products."); (ii) the amount and timing of operating expenses devoted to research and development to modify DIVA's products to keep pace with technological developments (See "--Risk of Technological Change and New Product Development."); (iii) the introduction of new products and services by the Company or its competitors and price competition among VOD product and service providers (See "--Competition Among VOD Suppliers."); and (iv) general economic conditions and economic conditions specific to the cable industry. A significant portion of DIVA's expenses are operating costs that are relatively fixed and necessary to develop the Company's business and independent of revenue generated by sales of products and services to MSOs. If revenue falls below expectations in any quarter, the adverse impact of the revenue shortfall on operating results in that quarter may be magnified by the Company's inability to adjust fixed spending to compensate for the shortfall.

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

     DIVA's future success depends in large part on its ability to sell its products and services and deploy its VOD system in a broad base of cable system headends, on terms and conditions that will generate a profit. Broad MSO deployments will in turn depend upon, among other things, DIVA's success in demonstrating to MSOs that (i) DIVA's technical solution is reliable and scalable; (ii) VOD is a compelling consumer product and MSO customers will purchase VOD content at prices and in quantities that will justify the MSO's investment in DIVA's VOD system, products and services rather than alternative entertainment services such as pay-per-view ("PPV") and near video-on-demand ("NVOD"); (iii) the Company's VOD system performs and has features that are as compelling, and at competitive prices, as other VOD products offered or in development by competitors; (iv) DIVA's VOD system will be integrated with third party products and services provided by other cable industry suppliers chosen by the MSO; (v) DIVA will evolve its VOD products to be compatible with OpenCable and other cable industry standards as they are finalized; (vi) the Company will continue research and development efforts to assure that its VOD platform will enable new value-added services and functions; and (vii) DIVA's VOD products will have open interfaces to ensure compatibility with commercially available hardware and software.

     To date, the Company has entered into multiple cable headend contracts with Chambers Communications Corp. ("Chambers"), Insight Communications Co., L.P. ("Insight"), MediaOne of Colorado, Inc. ("MediaOne"), and NTL Group Limited ("NTL"), and a contingent single headend contract, subject to significant conditions, with R & A Management LLC ("Rifkin"). The Company is in discussions with various other cable operators regarding the sale of DIVA products and services in order to deploy VOD in specific systems. The Company recently completed limited initial deployments with Adelphia Communications Corporation ("Adelphia") and Cablevision Systems Corporation ("Cablevision") under contingent contracts. In both cases, DIVA and the MSO have mutually agreed to terminate the contingent contracts. The Company's agreement with Lenfest Communications, Inc. ("Lenfest") has also been terminated. The Lenfest cable systems were sold to Comcast Cable Communications, Inc. ("Comcast") in January, 2000. Comcast has elected to continue the Company's existing VOD deployment served by the Wallingford, Pennsylvania headend under a new contingent agreement. There can be no assurance that the Company will be able to add new cable system headends to the existing contracts with these MSOs, to remove the contingencies and complete or expand deployment sites under the two existing contingent MSO contracts, or to enter into definitive agreements with any other cable operators. If cable operators are not persuaded to purchase DIVA's products or services to deploy VOD broadly in their cable systems, there can be no assurance that the Company can modify its VOD system and successfully market it to alternative video providers, and such modifications would require additional time and capital if pursued.

     Initially, the Company directed its marketing efforts to medium sized cable operators which had not pursued and would not likely undertake the development of their own VOD solutions. While the Company currently has contracts with one large U.S. MSOs (MediaOne) and one large European MSO (NTL), the current consolidation of cable properties in the U.S. and in Europe is resulting in the absorption of medium sized cable operators into the large MSOs. There can be no assurance that such large MSOs will be willing to purchase VOD products and services from the Company or be willing to do so on terms and conditions which are economically justifiable to the Company. Further, there can be no assurance that any new large MSO will select DIVA or any other single VOD product or service provider for deployments in all of its upgraded cable systems, and instead it is highly likely that large MSOs will choose to purchase VOD products and services from a variety of competing providers.

     In light of the consolidation of cable system ownership, and in response to reaction of larger MSOs to DIVA's original business model, the Company has changed its business proposition to offer the MSO more choices and more control of the VOD service. The Company's original business model was significantly different from those commonly employed in the cable television industry. Under the Company's original business model, DIVA owned, installed and funded all headend hardware and software components of its VOD system, acquired, assembled, managed and delivered the VOD service offering to cable subscribers, and intended to generate earnings through long-term deployment agreements with MSOs based on a share of "per view" and other content prices set by the Company. It is likely under this initial standard VOD service model that MSOs found it difficult to determine the net effect on revenue of either adding the Company's service to their product mix, or replacing elements of their service offerings with the Company's VOD service. Further, larger MSOs expressed reluctance to have DIVA or any other third party own and operate a VOD system interfaced to their cable distribution networks. As a result, the Company has recast its business model so that the Company sells its Video Server and DDL to MSOs, licenses the DSM software to MSOs, and provides a suite of content acquisition and management services, engineering services, and business and operations support services at the election of the MSO. The new business model anticipates that VOD service enabled by DIVA's system will be a part of the entry level digital tier of services provided by the MSO. Under this new business model, the cable operator purchases, owns and maintains the VOD system hardware and takes the capital and operating expense risk associated with such ownership. The MSO can then select such DIVA VOD support services as it wants to employ, thereby having an alternative to the original turnkey approach. The MSO can choose the entire package of content and management services provided by DIVA for a share of "per view" revenue, or some or all of these services on a contract fee for service basis.

     DIVA's first three existing MSO contracts are under the initial business model. The recent contracts with Insight, MediaOne and NTL represent varying combinations of the elements of the new business model. To date, DIVA's VOD system solution has not been rolled out to a large number of digital customers in any MSO deployment. See "--Limited Commercial Deployments to Date; Scalability Not Proven." Consequently, until the economics under either of DIVA's business models are proven, cable operators may be reluctant to broadly deploy the Company's VOD products and services in their systems or may be unwilling to purchase its VOD offerings at all. There can be no assurance that the Company will be able to expand the scope of deployments using its initial business model, convert existing turnkey VOD contracts to the new suite of offerings, or broadly deploy under its new business model, or that cable operators will be willing to purchase the Company's VOD products and services on these or any other terms. VOD is a new market, and the Company's VOD system solution is only one possible means available to cable operators for providing movies in the home. The inability of the Company to enter into definitive agreements with cable operators for the DIVA VOD solution, or the lack of acceptance of VOD as a consumer product by cable operators and their subscribers, would have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness.

     Limited Commercial Deployments to Date; Scalability Not Proven

     The Company has commercially deployed its VOD service in a single headend location in cable systems owned by Comcast and Rifkin, in two headend locations in cable systems owned by Chambers, and in three headend locations in cable systems owned by Insight. The Company's agreements with Comcast and Rifkin are conditioned upon completion of an initial deployment phase designed to enable the cable operator to verify the business viability of DIVA's VOD service. DIVA is in the initial deployment phase with both MSOs. If the Company's VOD service does not demonstrate business viability or if the cable operator otherwise determines that such service does not meet its business or operational expectations, neither Comcast nor Rifkin is obligated to deploy the Company's VOD service. There can be no assurance that the Company will successfully complete these initial commercial deployment phases or that its VOD system and service will be deployed beyond the initial phases in any such cable operator's systems.

     The existing commercial deployments with Chambers and Insight, while not conditioned upon completion of an initial commercial phase, are not yet rolled out to the full extent of available upgraded cable plant and currently serve a limited number of customers. Commercial deployment has not yet begun with MediaOne and NTL. Until the Company's VOD products are deployed on a large scale in one cable system, the scalability of the Company's VOD system will remain unproven. Further, there can be no assurance that unforeseen problems will not develop as the Company evolves its technology, products and services, or that the Company will be successful in the continued development, cost reduction, integration and commercial implementation of its technology, products and services on a wide scale.



     Competition for VOD Services

     The market for in-home video entertainment services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition in the market for VOD products and services to intensify and increase in the future.* A number of companies have announced an intention to introduce a VOD service or deliver VOD components that might be deployed by a video service provider. Intertainer, a company owned in part by Microsoft Corporation ("Microsoft"), Comcast Cable Communications ("Comcast"), Intel Corporation ("Intel"), Sony Corp. of America and NBC, is currently conducting trials with

Comcast and US West to provide VOD and other services over high speed networks such as ADSL (Asymmetric Digital Subscriber Line) and cable modems primarily to the personal computer, but plans to provide services to television sets in the future. It is possible that companies currently operating overseas will adapt their technology and offer it through high-speed networks in the United States. Elmsdale Media is currently conducting a trial for its VOD system in Cardiff, Wales for NTL. VideoNet is conducting a trial in Britain over telephone wires offering VOD and other interactive services to non-paying customers. Hongkong Telecom began offering commercial interactive services, including VOD, in March 1998. Other companies internationally and domestically have also announced plans to provide VOD services which vary in degree of commercial viability. There can be no assurance that these or other companies will not provide equivalent or more attractive capabilities that could be more acceptable to cable operators and their subscribers.

     It is also possible that competitors may form alliances, develop a competitive VOD service and rapidly acquire significant market share. Such competition would materially and adversely affect the Company's business, operating results and financial condition. Companies that are or may be capable of delivering VOD components include Concurrent Computer Corp, Celerity Systems Inc., Mitsubishi Electronics America, Nippon Electric Corp., nCUBE, Pioneer and its affiliates, SeaChange International, Inc., Silicon Graphics Inc., Unisys, General Instrument, Scientific-Atlanta, Sony Corporation, Vivid Technology Inc. and FreeLinQ Communications Corporation. Some of these competitors have developed VOD products that have undergone tests or trials and may succeed in obtaining market acceptance of their products more rapidly than the Company. In addition, Time Warner Inc. previously field tested an integrated system solution utilizing components from a number of the aforementioned entities. This trial has since been terminated. Notwithstanding termination of its field trial in Orlando, Time Warner Inc. has reached agreements with certain industry suppliers for elements that might be used in designing and integrating a next generation VOD system solution for an initial deployment in 2000. Cablevision has operated limited trials of in-house VOD solutions. Certain of the Company's competitors or potential competitors have developed affiliations with cable operators or alternative distribution providers to develop services or technologies that may be better or more cost effective than the Company's VOD service. These services or technologies may be more attractive to cable operators. In addition, certain of these potential competitors are either directly or indirectly affiliated with content providers and cable operators and could therefore materially impact the Company's ability to sign long-term service contracts with such cable operators and obtain content from such providers. Although the Company is pursuing joint development efforts to port its VOD service to digital platforms that are or will be broadly deployed in the cable industry, these third party equipment manufacturers have the financial and technical ability to develop and sustain deployment of their own proprietary VOD platforms. There can be no assurance that the Company will not face competition from these suppliers or their affiliates or that they will support the integration of Company's VOD service with their own components. See "--Compliance with Industry Standards; Need to Integrate with Set-Top Box Manufacturers."

     The Company may also face competition from cable operators or other organizations, including but not limited to the telephone companies, providers of direct broadcast satellite ("DBS"), PPV and NVOD, cable programmers and Internet service providers, who could provide VOD-like services through cable and alternative delivery platforms, including the Internet, telephone lines and satellite and other wireless services. Recent announcements of combinations of DBS services DirecTV and the Dish Network with digital recording devices from Replay Networks and TiVo may represent stronger competition through the ability to store and replay broadcast programming with pause, play, fast-forward and reverse capability. For example, the Company could encounter competition from companies such as Microsoft/WebTV Plus, Excite@Home or video streaming companies that in the future may be able to deliver movies over the Internet to the television, or from consumer use of purchased or rented digital video discs or variants thereof. In addition, the competitive environment in which the Company will operate may inhibit its ability to offer its VOD service to cable operators and other types of operators that compete with one another in the same territory. A cable operator may require the Company to provide its VOD service exclusively to such cable operator in a particular territory. Further, cable operators themselves may offer competing services, including increased NVOD offerings, or may be unwilling to use the Company's VOD service and/or products exclusively. There can be no assurance that any cable operator will commit exclusively to the Company's VOD service and/or products. In particular, cable operators may trial a number of different alternatives. The Company will also face competition for viewers from providers of home video rentals, which are increasingly entering into revenue sharing arrangements with content providers. These arrangements have resulted in a significant increase in the number of copies available for rental and an extension in the rental period at major video chains and, accordingly, have made home video rentals more attractive to consumers.

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

     Dependence on Advanced Cable Distribution Networks and Deployment of Digital Set-Top Boxes

     The Company's VOD service requires deployment on cable systems upgraded to hybrid fiber/coaxial ("HFC") architecture with the return path from the customer to the headend activated to enable two-way operation. According to the Cablevision Blue Book, approximately 45% of the total U.S. homes passed by cable had been upgraded to HFC architecture with return path capability at the end of 1998, but only a limited portion of the upgraded plant is currently activated for two-way transmission. A number of cable operators have announced and begun to implement major infrastructure investments to deploy two-way capable HFC systems which require significant financial, managerial, operating and other resources. HFC upgrades have been, and likely will continue to be, subject to delay or cancellation. In addition, the Company believes that the widespread deployment of VOD services will not occur until MSOs decide to deploy digital services through this upgraded plant and invest in new digital set-top boxes.* Although set-top box manufacturers have announced major orders of digital set-top boxes by MSOs, the availability of commercial quantities of field tested digital set-top boxes with cable return path capability cannot be predicted or assured. There can be no assurance that MSOs deploying digital set-top boxes or any other cable operators will continue to upgrade their cable plant or that sufficient, suitable cable plant will be available in the future that is capable of supporting deployment of the Company's VOD products and services. The failure of cable operators to complete planned upgrades in a timely and satisfactory manner, or at all, and the lack of suitable cable plant would have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness. In addition, the reliable performance of the VOD products and services provided by the Company is highly dependent on cable operators maintaining their cable infrastructure and headends in accordance with system specifications provided by the Company. Therefore, the future success and growth of the Company's business will be subject to economic and other factors affecting the ability of cable operators to finance substantial capital expenditures to maintain and upgrade the cable infrastructure to enable VOD system deployment.

     Risk of Technological Change and New Product Development

     Rapid technological developments are expected to occur in the home video entertainment industry. As a result, the Company has modified and expects to continue to modify its research and development plan.* Such modifications, including those related to the set-top box integration, have resulted in delays and increased costs. Furthermore, the Company expects that it will be required to continue to enhance its current VOD products and services and develop and introduce increased functionality and performance to keep pace with technological developments and consumer preferences.* In particular, the Company must accomplish a number of objectives, including, but not limited to (i) modification of its headend equipment and of headend equipment provided by cable industry suppliers and further integration of all such headend equipment and related systems in order to achieve cost reductions and reduce physical space requirements for widespread VOD deployment in a large number of headends; (ii) integrating its digital platform and software with other digital applications and services selected by the cable operator, including integration of set-top box, headend components and electronic program guides; (iii) further technical development of and reduction of the cost of manufacturing the DIVA Video Server and other system components and modification of the service software for future advances; (iv) continued scaling of the VOD system for use with larger numbers of customers and an increased number of movie titles; and (v) enhancing its system to enable additional services, including music videos and time-shifting.* There can be no assurance that the Company will, on a satisfactory timetable, be able to accomplish any of these tasks or do so while maintaining the same functionality. There can be no assurance that the Company will be successful in developing and marketing product and service enhancements or new services that respond to technological and market changes or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such new services or enhancements. Failure to successfully develop these projects could have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness. The Company has encountered delays in product development, service integration and field tests and other difficulties affecting both software and hardware components of its system and its ability to operate successfully over HFC plant. In addition, many of the Company's competitors have substantially greater resources than the Company to devote to further technological and new product development. See "--Competition for VOD Services." There can be no assurance that technological and market changes or other significant developments in VOD technology by the Company's competitors will not render its VOD products and services obsolete.

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

     Although the Company developed a set-top box that was able to meet MSO requirements for a single box that both enables VOD and processes broadcast analog and digital cable signals, the Company determined that it needs to port its VOD solution to other digital platforms that are or will be broadly deployed in the cable industry, including those that may be offered by General Instrument, Scientific-Atlanta, Pace and other companies. The Company and General Instrument have demonstrated the successful port of the Company's VOD application to General Instrument's DNS, the initial implementation of this integration was tested on a limited, non-commercial basis with Comcast, and a commercial version has been launched in systems owned by Chambers and Insight. The Company and General Instrument are continuing joint development efforts to more closely integrate the VOD products with DNS, including achieving cost reductions, reducing physical space requirements of headend equipment and enabling industry accepted VOD encryption capability. There can be no assurance that the Company will be successful in accomplishing continued General Instrument integration on a cost-effective basis or at all.

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

     Uncertainty of Protection of Patents and Proprietary Rights

     The Company's future success depends, in part, on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents, licenses and other intellectual property arrangements. The Company has licensed rights to the DIVA Video Server and the DIVA set-top decoder initially developed by The Sarnoff Corporation ("Sarnoff"). Sarnoff and the Company have been awarded patents and have filed applications and intend to file additional applications for patents covering the DIVA Video Server. Sarnoff and the Company have filed applications for patents covering the set-top decoder, and the Company has filed patent applications, and intends to file additional and derivative patent applications covering the interactive service and its technology. There can be no assurance, however, that any patents issued to Sarnoff or the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Despite the efforts of Sarnoff and the Company to safeguard and maintain these proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. From time to time, the Company has received notices from third parties claiming infringement of certain intellectual property rights. Although the Company does not believe it infringes any third party's intellectual property rights, DIVA could encounter similar claims in the future.*

     Since patent applications in the U.S. are not publicly disclosed until the patent has been issued, applications may have been filed that, if issued as patents, would relate to the Company's products. In addition, the Company has not conducted a comprehensive patent search relating to the technology used in the DIVA Video Server or the Company's VOD system. The Company is subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future based on patents or trade secrets or that such claims will not be successful. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to provide its VOD service in the U.S. and internationally, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its MSOs and other end users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation regardless of the merits of such claims, and damages, license fees, royalty payments and restrictions on the Company's ability to provide its VOD products or services, any of which could have a material adverse effect on the Company's business, operating results, financial condition and its ability to generate sufficient cash flow to service its indebtedness.



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

     Dependence on Key Personnel

     The Company's performance is substantially dependent on the performance of its officers and key employees, and its ability to retain and motivate qualified personnel, especially its management. The Company does not have "key person" life insurance policies on any of its employees. There can be no assurance that key personnel will continue to be employed by the Company or that the Company will be able to attract and retain qualified personnel in the future. The Company's future success also depends on its ability to identify, hire, train and retain technical, sales, marketing and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain its officers and key employees and the necessary technical, sales, marketing and managerial personnel could have a material adverse effect upon the Company's business, operating results, financial condition and its ability to achieve sufficient cash flow to service its indebtedness.

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

                           PART II OTHER INFORMATION

         Item 1, Item 3, Item 4 and Item 5 are not applicable with respect to the current reporting period.


         Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended December 31, 1999, the Company issued and sold an aggregate of 424,990 shares of Common Stock to employees and consultants for an aggregate purchase price of $480,092 pursuant to exercises of options under its 1995 Stock Plan. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder.

         In December 1999, the Company completed the sale of 777,778 shares of Series E Preferred Stock to one investor for approximately $7.0 million in gross proceeds. This issuance was deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereunder.

         Item 6.  Exhibits and Reports on Form 8-K:

                  a.   Exhibits.

                        3.1   Certificate of Designation of Series E Preferred
                              Stock
                       27.1   Financial Data Schedule

                  b.   Reports on Form 8-K.

                       No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 1999.

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



Dated: February 14, 2000