Form 10-Q
period 2000-03-31
DIVA SYSTEMS CORP
filed 2000-05-15
CIK 1003439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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


     The number of shares of Registrant's classes of Common Stock at May 9, 2000 was:

            Title of each class
            -------------------
        Common Stock, $.001 par value                       17,636,474
        Class C Common Stock, $.001 par value                  857,370

                            DIVA SYSTEMS CORPORATION

                         Quarterly Report on Form 10-Q

                               Table of Contents

                          Quarter Ended March 31, 2000



                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheet at March 31, 2000
               and June 30, 1999                                                          1
               Condensed Consolidated Statement of Operations for the
               three months and nine months ended March 31, 2000 and 1999                 2
               Condensed Consolidated Statement of Cash Flows for the
               nine months ended March 31, 2000 and 1999                                  3
               Notes to Condensed Consolidated Financial Statements                       5
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                           7

                          PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                       27
Item 6.   Exhibits and Reports on Form 8-K                                                27
Signatures                                                                                28

                                    PART I
ITEM 1.  FINANCIAL STATEMENTS

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (unaudited)

                                                                                       March 31,               June 30,
                                Assets                                                   2000                    1999
                                                                                   --------------          -------------
Current assets:
    Cash and cash equivalents                                                      $       65,099          $      89,239
    Short-term investments                                                                 29,730                 41,498
    Accounts receivable                                                                     1,053                   --
    Inventory                                                                               1,240                  2,663
    Prepaid expenses and other current assets                                                 852                  2,096
                                                                                   --------------          -------------

          Total current assets                                                             97,974                135,496

Property and equipment, net                                                                10,906                  9,792
Debt issuance costs, net                                                                    6,926                  8,114
Deposits and other assets                                                                     612                    550
Intangible assets, net                                                                        178                    312
                                                                                   --------------          -------------

          Total assets                                                             $      116,596          $     154,264
                                                                                   ==============          =============


      Liabilities, Redeemable Warrants and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                               $        3,453          $       2,784
    Other current liabilities                                                               2,301                  1,221
    Deferred revenue                                                                        1,013                     --
    Current portion of capital lease obligation                                               661                     --
                                                                                   --------------          -------------

          Total current liabilities                                                         7,428                  4,005
                                                                                   --------------          -------------

Notes payable                                                                             302,961                275,564
Long - term portion of lease payable                                                        1,204                     --
Deferred rent                                                                                 740                     --
                                                                                   --------------          -------------

          Total liabilities                                                               312,333                279,569
                                                                                   --------------          -------------

Redeemable warrants                                                                         6,586                  2,108
                                                                                   --------------          -------------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 30,000,000 shares authorized; 22,271,499 and 21,390,283 shares issued and outstanding as of March 31, 2000, and
       June 30, 1999, respectively.
    Common stock, $0.001 par value; 65,000,000 shares authorized;                              22                     21
       18,425,897 and 17,463,574 shares issued and outstanding as
       of March 31, 2000, and June 30, 1999, respectively.                                     18                     17
    Additional paid-in capital                                                            126,872                117,170
    Deferred compensation                                                                  (5,586)                (1,248)
    Accumulated deficit                                                                  (323,649)              (243,373)
                                                                                   --------------          -------------

       Total stockholders' deficit                                                       (202,323)              (127,413)
                                                                                   --------------          -------------

       Total liabilities, redeemable warrants and stockholders' deficit            $      116,596          $     154,264
                                                                                   ==============          =============

See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                          Three Months Ended                    Nine Months Ended
                                                              March 31,                             March 31,
                                                       2000               1999                2000              1999
                                                  ------------       ------------       --------------      -----------
Revenues:
            Product                               $        436       $         --       $        1,380      $        --
            License                                         16                 --                   16               --
            Service                                        132                107                  303              227
                                                  ------------       ------------       --------------      -----------

                     Total revenues                        584                107                1,699              227

Operating expenses:
            Cost of product revenue                      2,555                 --                3,658               --
            Programming                                    983              2,569                3,248            6,508
            Operations                                   1,738              2,181                4,738            6,283
            Engineering and development                  7,494              7,307               19,697           18,466
            Sales and marketing                          1,645              1,558                4,938            4,164
            General and administrative                   7,011              4,878               16,154           11,670
            Depreciation and amortization                2,095              2,620                5,370            7,401
                                                  ------------       ------------       --------------      -----------

                     Total operating expenses           23,521             21,113               57,803           54,492
                                                  ------------       ------------       --------------      -----------

                     Operating loss                     22,937             21,006               56,104           54,265
                                                  ------------       ------------       --------------      -----------

Other (income) expense:
            Interest income                             (1,449)            (1,959)              (4,548)         (6,950)
            Interest expense                             9,903              8,583               28,720          24,991
                                                  ------------       ------------       --------------      ----------
                     Total other expense, net            8,454              6,624               24,172          18,041
                                                  ------------       ------------       --------------      ----------

                     Net loss                           31,391             27,630               80,276          72,306

Accretion of redeemable warrants                         4,175                294                4,478             816
                                                  ------------       ------------       --------------   -------------

                     Net loss attributable to
                        common stockholders       $     35,566       $     27,924       $       84,754      $   73,122
                                                  ============       ============       ==============      ==========

Basic and diluted net loss per share:             $       1.95       $       1.62       $         4.76       $    4.27
                                                  ============       ============       ==============      ==========

Shares used in per share computation                    18,241             17,220               17,812          17,116
                                                  ============       ============       ==============      ==========

See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                      Nine Months Ended
                                                                                          March 31,
                                                                                   2000                      1999
                                                                               ------------           --------------
      Cash flows from operating activities:
         Net loss                                                              $    (80,276)          $      (72,306)
         Adjustments to reconcile net loss to net
           cash used in operating activities:
              Depreciation and amortization                                           5,370                    7,401
              Loss on disposition of property and equipment                              82                    1,161
              Inventory write down                                                    2,477                       --
              Amortization of debt issuance costs and
                accretion of discount on notes payable                               28,622                   24,988
              Amortization of deferred stock compensation                             1,591                      534
              Stock issued for services                                                  49                       --
              Changes in operating assets and liabilities:
                Other assets                                                          1,244                      145
                Accounts receivable                                                  (1,053)                      --
                Inventory                                                              (498)                      --
                Accounts payable                                                        669                    2,202
                Other current liabilities                                             1,835                     (357)
                Deferred revenue                                                      1,013                       --
                                                                             --------------              -----------
                  Net cash used for operating activities                            (38,875)                 (36,232)
                                                                             --------------              -----------

      Cash flows from investing activities:
         Purchases of property and equipment                                         (4,923)                 (11,241)
         Deposits on property and equipment                                             (62)                    (207)
         Proceeds from the sale of assets                                                40                       --
         Purchases of short-term investments                                             --                  (15,073)
         Proceeds from the sale of short-term investments                            11,768                       --
                                                                             --------------              -----------
                  Net cash provided by (used for) investing activities                6,823                  (26,521)
                                                                             --------------              -----------

      Cash flows from financing activities:
         Issuance of preferred stock, net                                             7,001                       --
         Exercise of stock options, series AA preferred stock
             options and issuance of common stock                                     1,203                      202
         Payments on capital lease                                                     (255)                      --
         Payments on note payable                                                       (37)                     (16)
                                                                             --------------              -----------
                  Net cash provided by financing activities                           7,912                      186
                                                                             --------------              -----------

      Net increase (decrease) in cash and cash equivalents                          (24,140)                 (62,567)

      Cash and cash equivalents at beginning of period                               89,239                  167,549
                                                                             --------------              -----------
      Cash and cash equivalents at end of period                                     65,099              $   104,982
                                                                             ==============              ===========

                                                                  (continued)

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows (Continued)
                                (in thousands)
                                  (unaudited)

      Noncash investing and financing activities:
         Reclassification of equipment to inventory                          $          556              $        --
                                                                             ==============              ===========
         Accretion of redeemable warrants                                    $        4,478              $       816
                                                                             ==============              ===========
         Equipment acquired under capital lease obligations                  $        2,120              $        --
                                                                             ==============              ===========
         Deferred compensation expense associated with stock options         $        5,978              $     1,986
                                                                             ==============              ===========

      See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--The Company And Basis Of Presentation

         DIVA Systems Corporation (the Company), is a provider of interactive, on-demand products and services. The Company was in the development stage from July 1, 1995 (inception) to September 30, 1999, and its primary activity was performing research and development, licensing program content, manufacturing the necessary equipment, developing a service offering, establishing strategic alliances, deploying service trials and limited commercial launches with cable operators and raising capital. As of October 1, 1999, the Company commenced principal operations, which consists of manufacturing, selling, licensing and providing operational support for its video-on-demand products and services.

         The interim unaudited financial statements as of March 31, 2000, for the three and nine months ended March 31, 2000 and 1999 have been prepared on substantially the same basis as the Company's audited financial statements for the year ended June 30, 1999 and include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the financial information set forth herein. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

         These interim unaudited financial statements should be read in conjunction with the Company's annual financial statements, included in the Company's Form 10-K for the year ended June 30, 1999 (Fiscal 1999).

Note 2--Basic and Diluted Net Loss Per Share

         Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants and the weighted-average number of outstanding shares of common stock. Potentially dilutive securities, including options, warrants, restricted common stock, and preferred stock, (amounting to 37,837,662 shares of common stock) have been excluded from the computation of diluted net loss per share because the effect of this inclusion would be antidilutive. Information pertaining to potentially dilutive securities is included in Notes 6 and 7 of notes to consolidated financial statements included in the Company's Fiscal 1999 Form 10-K.

Note 3--Revenue Recognition Policy

         The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on Vendor Specific Objective Evidence
(VSOE) of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately.

         In December 1998, the Accounting Standards Executive Committee issued Statement of Position 98-9 (SOP 98-9), "Software Revenue Recognition, with respect to certain arrangements", which requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2.

         The Company's contracts are generally multiple-element arrangements with a network operator involving a combination of video-on-demand hardware products, licenses for system software and selected content and operational services. As a result we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," and Statement of Position 98-9, "Software Revenue Recognition, with Respect to Certain Transactions." Statement of Position 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence of the relative fair values of the elements. Vendor specific objective evidence is determined by the price charged when the element is sold separately. Statement of Position 98-9 requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, revenue for the undelivered elements is deferred and subsequently recognized in accordance with Statement of Position 97-2. Evidence of the fair value of the individual elements in our current agreements does not exist.

         As a result, upon the delivery of the Company's video-on-demand hardware products, revenue is recognized to the extent of the cost of these hardware products. Any remaining product revenue is amortized on a straight-line basis over the remaining term of the agreement. The Company recognizes license revenues ratably over the term of the agreement. If the Company's services are provided on a fee-for-service basis, service revenues are recognized as the services are performed. If the services are provided on a revenue sharing basis, service revenues are recognized based on program purchases by subscribers.

         The Company provides limited warranty rights to its customers, which are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." Estimated warranty obligations are provided by charges to operations in the period in which the related revenue is recognized. To date, the estimated warranty obligations have not been considered significant.


Note 4--Subsequent Event

         In April 2000, the Company completed the sale of 555,556 shares of Series F Preferred Stock for $5.0 million to OpenTV Corp. In May 2000, the Company completed the sale of 444,445 shares of Series F Preferred Stock for $4.0 million to Liberate Technologies and 666,667 shares of Series F Preferred Stock for $6.0 million to NTL Incorporated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited consolidated interim financial statements for the three and nine months ended March 31, 2000 and 1999.

Overview

         We are a leading provider of interactive, on-demand television products and services. We are the only company currently commercially deploying an end-to-end video-on-demand service in North America. We have also recently introduced an interactive program guide as a stand-alone product. Both our video-on-demand service and interactive program guide operate on industry-standard digital set-top boxes and operating systems and provide flexible and cost-effective interactive television solutions for cable and other broadband operators, which we refer to as network operators. DIVA was founded in June 1995. Since our inception, we have devoted substantially all of our resources to developing our video-on-demand products and services, establishing industry relationships, carrying out initial marketing activities, negotiating deployment agreements and establishing the operations necessary to support the commercial deployment of our video-on-demand products and services.

         Beginning in June 1999, we shifted our sales and marketing strategy to emphasize selling our video-on-demand hardware products, licensing our system software, and providing a suite of content acquisition and operational support services on an `a la carte basis to network operators. Under this approach, the network operator purchases the video-on-demand system hardware and takes the capital and operating expense risk associated with such ownership. The network operator licenses our system software and can then select the other video-on-demand support services it wants to utilize. The network operator can select either the entire package of content and operational support services and pay us a portion of the revenues they receive from video-on-demand services, or select some or all of these services on a fee-for-service basis. We expect that the substantial majority of our future revenues will be derived from this new strategy.

         Prior to June 1999, we offered our video-on-demand service only as an end-to-end system solution for network operators. Under this approach, we own, install and fund all hardware and software components of our system. We manage and deliver the end-to-end video-on-demand service offering to cable subscribers. We generate revenues from deployment agreements with network operators based on a share of the revenues generated by the network operators from video-on- demand revenues and other monthly subscriber fees.

         Through March 31, 2000, we have generated minimal revenues and have incurred significant losses and substantial negative cash flow, primarily due to engineering and development expenditures and other costs required to develop our video-on-demand products and services. Since inception through March 31, 2000, we have an accumulated deficit of $323.6 million and have not achieved profitability on a quarterly or annual basis. We expect to continue to incur substantial net losses and negative cash flow for at least the next few years. Our historical revenues and expenditures are not necessarily indicative of, and should not be relied upon as an indicator of, revenues that may be attained or expenditures that may be incurred by us in future periods.

Revenues

         Our revenues are comprised of three components: product revenues resulting from the sale of our video-on-demand hardware products; licensing revenues resulting from the licensing of our systems software applications; and service revenues resulting from programming services, our on-screen video-on-demand navigator and operations support services. To date, we have not recognized any revenues from our interactive program guide.

         Our contracts are generally multiple-element arrangements with a network operator involving a combination of video-on-demand hardware products, licenses for system software and selected content and operational services. As a result we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," and Statement of Position 98-9, "Software Revenue Recognition, with respect to certain arrangements." Statement of Position 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence of the relative fair values of the elements. Vendor specific objective evidence is determined by the price charged when the element is sold separately. Statement of Position 98-9 requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with Statement of Position 97-2. Evidence of the fair value of the individual elements in our current agreements does not exist.

         As a result, upon the delivery of our video-on-demand hardware products, revenue is recognized to the extent of the cost of these hardware products. Any remaining product revenue is amortized on a straight-line basis over the remaining term of the agreement. We recognize license revenues ratably over the term of the agreement. If our services are provided on a fee-for-service basis, service revenues are recognized as the services are performed. If the services are provided on a revenue sharing basis, service revenues are recognized based on program purchases by subscribers.

Operating Expenses

         Cost of Product Revenues. Our cost of product revenues consists of contract manufacturing costs, component and material costs, and other direct product expenditures associated specifically with our video-on-demand hardware products.

         Programming. Programming expense includes license fees payable to content providers, costs related to the acquisition and production of digitally encoded programming content (including movies, videos, previews and promotions) and content duplication and distribution expenses. Historically, programming expense has represented a significant portion of our operating expenses, since we provided all programming content as an integral component of our end-to-end video-on-demand service. In the future, we expect that programming expenses will decrease as a percentage of total operating expenses because we anticipate that some larger network operators will take responsibility for acquiring their own content. We expect to continue to incur programming expenses for network operators that elect to have us provide programming content or contract for an end-to-end video-on-demand service from us.

         Operations. Operations expense includes the cost of field operations, both for initial launches and for ongoing support of our installed video-on-demand base. These costs include personnel and other costs for technical support, customer service training, installation, launch support, and maintenance costs for our video-on-demand system. In addition, operations expense includes personnel and other costs which support our ongoing manufacturing relationships with third-party manufacturers. We expect operations expense to increase in the future due to an increase in the manufacture and sale of our video-on-demand hardware. To the extent network operators elect to contract with us for operations support, operations expense would increase in the area of field support and maintenance.

         Engineering and Development. Engineering and development expense consists of salaries, consulting fees, prototype hardware and other costs to support product development. Our engineering and development efforts involve ongoing system software development, system integration and new technology. To date, the most substantial portion of our operating expenses have been engineering and development expense. We expect to continue to incur significant engineering and development expenditures for continued development and enhancements to our video-on-demand products and services. We believe these expenditures are necessary to remain competitive, to assure our products and services are integrated with industry standards and to offer new services, such as our recently introduced interactive program guide, and enhancements to our customers.

         Sales and Marketing. To date, our sales and marketing expense has consisted of the costs of marketing our video-on-demand products and services to network operators and their customers and has included business development and marketing personnel, travel expenses, trade shows, consulting fees and promotional costs. Historically, our sales and marketing expense has also included telemarketing, direct mailings, targeted advertising and promotional campaigns and other direct marketing costs related to acquiring subscribers under our end-to-end video-on-demand service. In the future, we expect that direct marketing costs will not represent a significant component of total sales and marketing expense, as most network operators will take responsibility for marketing video-on-demand services to their subscribers. To the extent we provide these services, they will likely be performed under individual service agreements with the network operators and, accordingly, will fluctuate with revenues. Our future sales and marketing costs will consist primarily of market development and product management expenses.

         General and Administrative. General and administrative expense consists primarily of salaries and related expenses of management and administrative personnel, professional fees and general corporate and administrative expenses. In addition, general and administrative expense includes costs associated with the development, support and growth of our management information system infrastructure. We expect general and administrative expense to increase over time to support the expansion of our business activities.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, including our video-on-demand hardware. Generally, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Historically, depreciation expense has been a significant component of our operating expenses. This resulted from the significant investment in capital equipment necessary to deploy our end-to-end video-on-demand service. We expect depreciation expense to decrease as a component of operating expense in the future as network operators purchase the various video-on-demand hardware components directly from us.

Other Income and Expense

         Other income and expense primarily consists of interest income and interest expense. Interest income consists of earnings on cash, cash equivalents and short-term investments. Interest expense consists primarily of accreted interest on our outstanding debt.

Results of Operations

Revenues

         Our total revenues for the three months ended March 31, 2000 were $584,000 compared to $107,000 for the three months ended March 31, 1999. Total revenues for the nine months ended March 31, 2000, were $1.7 million compared to $227,000 for the nine months ended March 31, 1999.

         Product revenues were $436,000 for the three months ended March 31, 2000 and $1.4 million for the nine months ended March 31, 2000. We had no product revenues for the three and nine months ended March 31, 1999. The increase in product revenue was due to the recognition of revenues related to sales of our video-on-demand hardware. In addition, we have received $1.0 million for the future delivery of certain hardware, which was recorded as deferred revenue. This revenue will be recognized when this hardware is delivered and installed. License revenues were $16,000 for the three months ended March 31, 2000. We had no license revenues prior to the quarter ended March 31, 2000. Service revenues were $132,000 and $107,000 for the three months ended March 31, 2000 and 1999, respectively and $303,000 and $227,000 for the nine months ended March 31, 2000 and 1999, respectively.

Operating Expenses

         Cost of Product Revenues. Our cost of product revenues was $2.6 million and $3.7 million for the three months and nine months ended March 31, 2000, respectively. Included in our cost of product revenues for the quarter ended March 31, 2000 was a one-time inventory write-down of $2.1 million related to our first generation video-on-demand hardware.

         Programming. Our programming expense was $1.0 million and $2.6 million for the three months ended March 31, 2000 and 1999, respectively. Programming expense was $3.2 million for the nine months ended March 31, 2000 compared to $6.5 million for the nine months ended March 31, 1999. The decrease in programming expense was primarily attributable to reduced labor and other related program production service costs. In addition, we have reduced the number of trailers, previews, promotions, and other encoding related costs, resulting in a reduction of overall expenditures in this area. The three and nine months ended March 31, 2000 reflect this reduced level of expenditures when compared to the three and nine months ended March 31, 1999.

         Operations. Our operations expense was $1.7 million and $2.2 million for the three months ended March 31, 2000 and 1999, respectively. Operations expense was $4.7 million for the nine months ended March 31, 2000 compared to $6.3 million for the nine months ended March 31, 1999. The decrease in operations expenses is primarily the result of our decision to discontinue the manufacture of our own proprietary set-top box in the third quarter of Fiscal 1999. As a result, manufacturing-related costs have decreased in the current period as compared to the comparable period in Fiscal 1999.

         Engineering and Development. Our engineering and development expense was $7.5 million and $7.3 million for the three months ended March 31, 2000 and 1999, respectively. Engineering and development expense was $19.7 million for the nine months ended March 31, 2000 compared to $18.5 million for the nine months ended March 31, 1999. The increase in engineering and development expense was attributable to the hiring of additional engineering and development personnel, outside consultants and other engineering expenses in connection with the further development and enhancement of our video-on-demand technology. In addition, the increase included expenditures for the development of new products and services such as our interactive program guide and integration activities related to digital broadcast platforms and middleware applications required for deployment by network operators.

         Sales and Marketing. Our sales and marketing expense was $1.7 million and $1.6 million for the three months ended March 31, 2000 and 1999, respectively. Sales and marketing expense was $4.9 million for the nine months ended March 31, 2000 compared to $4.2 million for the nine months ended March 31, 1999. The primary items contributing to the increase in marketing expense were promotional expenditures in connection with our recent commercial deployments, continued business development activities and product management costs.

         General and Administrative. Our general and administrative expense was $7.0 million and $4.9 million for the three months ended March 31, 2000 and 1999, respectively. General and administrative expense was $16.2 million for the nine months ended March 31, 2000 compared to $11.7 million for the nine months ended March 31, 1999. Overall, these expenses have increased as a direct result of the growth in all phases of our operations. In addition to the increase in personnel related expenses, the increase in general and administrative expense is the result of increased rent expense due to the relocation of our corporate headquarters to a new facility and international business development expenses, including the operations of an office in the United Kingdom.

         Depreciation and Amortization. Our depreciation and amortization expense was $2.1 million and $2.6 million for the three months ended March 31, 2000 and 1999, respectively. Depreciation and amortization expense was $5.4 million for the nine months ended March 31, 2000 compared to $7.4 million for the nine months ended March 31, 1999. The decrease in depreciation and amortization expense is the result of approximately $9.1 million in write-downs recorded in the fourth quarter of fiscal 1999 related to older, prototype video-on-demand hardware. In addition, approximately $2.7 million of previously capitalized equipment was transferred to inventory in the fourth quarter of fiscal 1999.

         Stock-Based Compensation. For the three months ended March 31, 2000 and 1999, we recorded $1.3 million and $218,000, respectively, in deferred stock compensation expense. For the nine months ended March 31, 2000 and 1999, we recorded $1.6 million and $534,000, respectively, in deferred stock compensation expense. The increase in compensation expense in the three and nine months ended March 31, 2000, was related to increased stock options granted to employees and consultants. We expect to continue to grant options to employees which may result in an increase in deferred stock-based compensation which will be amortized over the applicable vesting periods of the options.

Other Income and Expenses

         Interest income was $1.5 million and $2.0 million for the three months ended March 31, 2000 and 1999, respectively, and $4.5 million and $7.0 million for the nine months ended March 31, 2000 and 1999, respectively. The decrease in interest income is the result of a decrease in cash and cash equivalent balances which are invested in short-term interest bearing accounts and a decrease in short-term investments. Interest expense was $9.9 million and $8.6 million for the three months ended March 31, 2000 and 1999, respectively, and $28.7 million and $25.0 million for the nine months ended March 31, 2000 and 1999, respectively.

Provision for Income Taxes

         We have not provided for or paid federal income taxes due to our net losses. As of June 30, 1999, we had net operating loss carryforwards of approximately $148.2 million to offset future income subject to federal income taxes and $82.0 million available to offset future California taxable income. As of June 30, 1999, we had $6.5 million in net operating losses to offset future New Jersey taxable income. The extent to which such loss carryforwards can be used to offset future taxable income may be limited because of ownership changes pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

         From inception through March 31, 2000, we have financed our operations primarily through the gross proceeds of private placements totaling approximately $83.3 million of equity and $250.0 million of high yield debt securities, net of repayments. During the nine months ended March 31, 2000, we raised $7.0 million by issuing preferred stock to General Instrument (subsequently acquired by Motorola). As of March 31, 2000, we had cash and cash equivalents and short-term investments totaling $94.8 million. In April and May 2000, we entered into agreements to raise a total of $15.0 million by issuing preferred stock to OpenTV Corp., NTL Incorporated, and Liberate Technologies.

         On February 19, 1998, we received $250.0 million in gross proceeds from an offering of 463,000 units consisting of senior discount notes with an aggregate principal amount at maturity of $463.0 million and warrants to purchase an aggregate of 2,778,000 shares of common stock. The notes are senior unsecured indebtedness, and rank pari passu with any future unsubordinated unsecured indebtedness. The notes will be senior to any future subordinated indebtedness, but effectively will be subordinated to any future secured indebtedness.

         The indenture governing our senior discount notes imposes operating and financial restrictions on us and our subsidiaries. These restrictions in certain cases significantly limit or prohibit our ability directly and through our subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make investments, make dividend payments and other distributions on capital stock and redeem capital stock. These covenants may limit our ability to finance our future operations or to engage in other business activities that may be in our best interest.

         The senior discount notes were sold at a significant discount, and must be repaid at maturity on March 1, 2008. Commencing September 1, 2003, we are required to make semi-annual interest payments of $29.2 million, based on the aggregate par value of $463.0 million. There are no principal payments due on the senior discount notes prior to maturity on March 1, 2008.

         Our gross proceeds from the issuance of the senior discount notes were approximately $250.0 million. In connection with the offering, we allocated approximately $18.1 million of the proceeds to the warrants. The net proceeds from the offering of the notes were approximately $199.9 million, after deducting placement fees and other offering costs, the extinguishment of all the subordinated discount notes issued in a previous offering and a premium paid in connection with the early extinguishment of these notes.

         We expect to require significant working capital and incur significant operating expenses in the future. Working capital requirements include inventory expenditures for our video-on-demand and interactive program guide hardware and general capital expenditures associated with our anticipated growth. Our working capital needs will, in part, be determined by the rate at which network operators purchase and introduce our video-on-demand products and services. In addition to working capital, we intend to make significant expenditures for continued development and enhancement of our video-on-demand technology, development of new services and other expenses associated with the delivery of our video-on-demand products and services. Our actual cash requirements may vary from expectations and will depend on numerous factors and conditions, many of which are outside of our control. We may also use a portion of our cash resources to purchase some of our outstanding indebtedness in the open market from time to time depending on market conditions.

         We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements at least through the next twelve months. Thereafter, we will need to raise significant additional funds to support our operations. However, we may need to raise additional funds earlier if our estimates of working capital and operating expenditure requirements change or prove to be inaccurate. We may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. We have no present commitments or arrangements assuring us of any future equity or debt financing, and there can be no assurance that we will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that we are unable to obtain such additional capital, we will be required to delay the expansion of our business or take other actions that would harm our business and our ability to achieve sufficient cash flow to service our indebtedness. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted.

Financial Market Risks

         We are exposed to financial market risks, including changes in interest rates and marketable equity security prices. Typically we do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term.

         The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

         All of the potential changes noted above are based on a sensitivity analysis performed on our balances as of June 30, 1999.

Year 2000

         The following provides a year 2000 update and supplements the discussion included in our annual financial statements, included in our Form 10-K for Fiscal 1999.

         Through the four months of calendar year 2000, we completed the transition from calendar year 1999 to 2000 and did not experience any material disruptions to operations as a result of the transition.

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

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which will be effective for us in the first quarter of fiscal 2001. We are currently analyzing this statement, but do not expect it to have a material impact on our consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standard Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." This interpretation clarifies the accounting for certain issues relating to employee stock-based compensation awards, including the definition of employee, the criteria for a non-compensatory plan and the accounting for the modification of terms of stock award plans. We are currently analyzing this interpretation, but do not expect it to have a material impact on our consolidated financial statements.

Factors Affecting Operating Results

We are an early stage company with limited revenues and a history of losses, we expect to continue to incur substantial losses and negative cash flow and we may never achieve or sustain profitability

         We are an early stage company with limited commercial operating history. We have generated revenues of $2.1 million and have incurred net losses of approximately $323.6 million since our inception through March 31, 2000. We expect to continue to incur substantial losses and experience substantial negative cash flow for at least the next few years as we continue to develop our video-on-demand service capability and sell and license our products and services. We do not expect to generate substantial revenues unless and until our video-on-demand products and services are deployed at a significant number of additional cable systems and a significant number of viewers access our service. If we do not achieve and sustain profitability in the future, then we may be unable to continue our operations.

         Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Our future success depends on a number of factors, including the following:

 .    our ability to enter into agreements for broad distribution of our video-
     on-demand and interactive program guide products and services to network operators;
 .    the extent to which network operators upgrade their cable plant to enable two-way operation and deploy digital set-top boxes;
 .    the extent to which viewers use our products and services for interactive, on-demand television; o our ability to continue integrating our software and hardware with other digital applications and services selected by network operators in the United States and internationally, including set-top boxes, application managers and set-top box operating systems, cable system components and electronic program guides;
 .    the extent to which third-party cable suppliers adapt their equipment to integrate with our equipment and reduce the cost and physical space requirements for their equipment;
 .    our ability to continue further technical development of our video server, our access equipment, our service software and our other video-on-demand system components in order to reduce their manufacturing cost and enhance their functionality; and
 .    our ability to operate existing contracted video-on-demand deployments with acceptable system performance and viewer acceptance.

Because we have a limited operating history, we have limited historical financial data on which to base planned operating expenses, and investors may find it difficult to evaluate our business and future prospects

         Our limited operating history makes it very difficult to evaluate our business and future prospects. As a result of our limited operating history, it is difficult for us to accurately forecast our revenues, and we have limited meaningful historical financial data on which to base planned operating expenses. We are unable to accurately forecast our revenues because:

 .    we participate in an emerging market;

 .    our current deployment agreements with network operators are for a single system or a limited number of systems, and we are unable to predict whether they will be expanded to cover additional systems;
 .    we cannot predict the rate at which cable subscribers will sign up for our service;
 .    we expect to sign new sales, service and licensing agreements on an irregular basis, if at all, and there may be long periods of time during which we do not enter into new agreements or expanded arrangements; and
 .    we have a lengthy sales cycle, which makes it difficult to forecast the quarter during which a sale will occur.

         We have recently expanded our sales and marketing strategy, from one under which we owned all hardware and software components of our video-on-demand system and delivered the video-on-demand service offering to cable subscribers, to include the option under which the network operator purchases, owns and maintains all or part of the video-on-demand system hardware and takes the capital and operating expense risk associated with such ownership. It is difficult to predict the timing and amount of revenue that will be generated following this change in strategy.

We expect our financial results to fluctuate significantly because we depend on a small number of relatively large orders and other factors

         Our quarterly operating results will fluctuate significantly in the future as a result of a variety of factors, either alone or in combination. In the short term, we expect our quarterly revenues to be significantly dependent on a small number of relatively large orders for our products and services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. Factors that will affect our quarterly results, many of which are outside our control, include:

 .    the timing of deployments by network operators of our video-on-demand and interactive program guide products and services;
 .    the terms of our contractual arrangements with network operators, who may either contract to have us manage and operate an end-to-end solution or purchase software and hardware components separately to create their own video-on-demand systems;
 .    the mix of services revenues, which depends on the extent to which network operators purchase services from us on a fee-for-service basis or a revenue sharing basis;
 .    competitive pressure, which may cause us to change our pricing structures;
     and
 .    demand for and viewer acceptance of our video-on-demand service.

         A significant portion of our operating expenses are relatively fixed and necessary to develop our business. These expenses are largely independent of the revenue generated in any given quarter from sales of products and services to network operators. To the extent that increased expenses are not subsequently followed by increased revenues, our operating results will suffer. If revenue falls below expectations in any quarter, the adverse impact of the revenue shortfall on operating results in that quarter may be increased by our inability to adjust fixed spending to compensate for the shortfall.

         Due to these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful or indicative of future performance. You should not rely on our results for any one quarter as an indication of our future performance.

If we do not achieve broad deployment of our video-on-demand and interactive program guide products and services, our business will not grow

         Our future success depends in large part on our ability to sell our products and services and deploy our video-on-demand system in a broad base of cable systems, on terms that will generate a profit. We believe that network operators will initially be unwilling to commit to broad deployments of our video-on-demand services and products until they have completed trials of our services as well as those of competitors. Our ability to achieve broad network operator deployments will depend on our success in demonstrating that:

 .    our products and services are reliable and scalable and integrate with products and services provided by other cable industry suppliers chosen by the network operator;
 .    video-on-demand is a compelling consumer product and viewers will purchase video-on-demand content at prices and in quantities that will justify the network operator's investment in our video-on-demand products and services rather than alternative entertainment services such as pay-per-view and near-video-on-demand;
 .    our video-on-demand and interactive program guide products are compatible with industry standards as they evolve; and
 .    our technology enables the network operator to add new revenue generating services.

     If we are unable to persuade network operators to purchase our products or services and deploy video-on-demand broadly in their cable systems, the growth of our business will suffer.

If the limited commercial deployments of our video-on-demand service with network operators are not expanded, our results of operations and our reputation will suffer

         We have deployed our video-on-demand service in a single cable system owned by Charter, a multiple-headend cable system owned by MediaOne, two cable systems owned by Chambers and three cable systems owned by Insight. In May 2000, we entered into an agreement with Charter to deploy our video-on-demand service in a number of additional cable systems. The existing deployments with Charter, Chambers, Insight and MediaOne, currently serve a limited number of approximately 15,000 customers. These network operators may not continue these deployments beyond the terms of our existing agreements, and they may choose not to broadly deploy our video-on-demand service in existing or additional cable systems. In the past, we had limited scope video-on-demand trials with other network operators that did not result in broad deployments. If we are unable to add a substantial number of cable systems to the existing contracts with the network operators currently deploying our products and services, our results of operations will suffer. In addition, our reputation and our ability to enter into agreements with other network operators could be impaired.

Our products and services will not achieve widespread adoption unless network operators upgrade their cable plant, deploy digital set-top boxes, roll out our service and market our services to subscribers, all of which are beyond our control

         Our video-on-demand service and interactive program guide require deployment on cable systems upgraded to hybrid fiber/coaxial architecture with the return path from the customer to the headend activated to enable two-way operation. According to the Cablevision Blue Book, approximately 45% of the total U.S. homes passed by cable had been upgraded to hybrid fiber/coaxial architecture with return path capability at the end of 1998, but only a limited portion of the upgraded plant is currently activated for two-way transmission. The failure of network operators to complete planned upgrades in a timely and satisfactory manner, and the lack of suitable cable plant, would harm our business.

         Our ability to achieve widespread adoption of our video-on-demand and interactive program guide products and services also depends on a number of other factors, many of which are beyond our control, including:

 .    the rate at which network operators upgrade their cable infrastructures and deploy digital set-top boxes;
 .    the ability of network operators to coordinate timely and effective marketing campaigns with the availability of cable infrastructure upgrades;
 .    the ability of network operators to maintain their cable infrastructure and headends in accordance with system specifications provided by us;
 .    the success of network operators in marketing our video-on-demand service;
 .    the prices that network operators set for our video-on-demand service and for its installation;
 .    the speed at which network operators can complete the installations required to initiate service for new subscribers;
 .    the quality of customer and technical support provided by us and network operators; and
 .    the quality of content delivered to subscribers through our video-on-demand service.

We expect rapid technological developments to occur in our industry and, accordingly, must continue to enhance our current products as well as develop new technologies, or competitors could render our products and services obsolete

         We expect rapid technological developments to occur in the market for interactive home video entertainment products and services. As a result, we have modified and expect to continue to modify our engineering and development plans. These modifications have resulted in delays and increased costs. Furthermore, we expect that we will be required to continue to enhance our current video-on-demand products and services and develop and introduce increased functionality and performance to keep pace with technological developments and consumer preferences. In addition, we may not be successful in developing and marketing product and service enhancements or new services that respond to technological and market changes, and we may experience difficulties that could delay or prevent the successful development, introduction and marketing of such new product and service enhancements. Our failure to successfully develop these projects could harm our business. We have encountered delays in product development, service integration and field tests and other difficulties affecting both software and hardware components of our system and our ability to operate successfully over hybrid fiber/coaxial plant. In addition, many of our competitors have substantially greater resources than we to devote to further technological and new product development. Technological and market changes or other significant developments by our competitors may render our video-on-demand and interactive program guide products and services obsolete.

Our interactive program guide is a new product that has not been accepted by network operators and competes with well-established products from competitors having significantly greater resources

Our interactive program guide is a new product in a well-established market. The market for electronic program guides has two major participants, TV Guide and Gemstar, which have agreed to merge into one company. Our interactive program guide competes with those companies' guides, which are already broadly deployed by network operators. Our guide also competes with interactive guides being introduced by TV Guide and Gemstar and with an interactive program guide currently being deployed by Interactive Channel. We expect that our interactive program guide will not be broadly deployed until its features are fully developed and field tested. In addition, network operators' acceptance of our interactive program guide will depend on the appeal of our business model for the guide, which is unproven. As a result, network operators may not accept our interactive program guide and may choose to use guides from more well-established competitors. Our competitors have significantly greater resources than we do, and TV Guide has an exclusive long-term agreement with the largest cable operator, AT&T. Consequently, we may not be able to compete effectively or at all in the electronic program guide market.

If we do not obtain substantial additional funds in the future, we may be unable to continue to grow our business or repay our indebtedness

         We will require substantial additional funds in order to continue the development, sale, license and provision of our video-on-demand and interactive program guide products and services and, commencing on September 1, 2003, to make cash interest payments on our indebtedness. We have made and expect to continue to make significant investments in working capital in order to fund development activities, commercially deploy our video-on-demand service, sell our products and services and fund operations. We expect to continue to incur significant operating losses and expect that our operating cash flow will be increasingly negative over at least the next few years. We believe our existing cash, cash equivalents and short-term investments together with the proceeds of this offering will be sufficient to meet our cash requirements at least through the next twelve months. However, we may need to raise additional funds earlier if our estimates of working capital or capital expenditure requirements change or prove to be inaccurate. We may also need to raise significant additional funds in order to respond to unforeseen technological, marketing or competitive hurdles or to take advantage of unanticipated opportunities.

         We have no present commitments or arrangements assuring us of any future equity or debt financing, and we may not be able to obtain any equity or debt financing on favorable terms or at all. In the event that we are unable to obtain additional capital, we will need to delay the expansion of our business or take other actions that could harm our business and may need to cease operations. We may also not be able to pay interest and principal on our indebtedness when due.

Our lengthy sales cycle may cause fluctuations in our operating results

         We believe that the purchase of our products and services involves a significant commitment of capital and other resources by a network operator. In many cases, the decision to purchase our products and services requires network operators to change their established business practices and conduct their business in new ways. As a result, we need to educate network operators on the use and benefits of our products and services, which can require significant time and resources without necessarily resulting in revenues. In addition, network operators generally must consider a wide range of other issues before committing to purchase and incorporate our technology into their offerings and obtain approval at a number of levels of management. Our sales cycle has ranged from six months to a number of years. Our lengthy sales cycle limits our ability to forecast the timing and amount of specific sales.

The market for our video-on-demand products and services is intensely competitive, and our current and potential competitors have significantly greater resources than we do. Consequently, we may not be able to compete effectively, which would harm our operating results

         Competition in both the video-on-demand market and the broader market for in-home video entertainment is intense and subject to rapid technological change. We expect competition in the market for video-on-demand products and services to intensify in the future. We categorize our video-on-demand competitors as follows:

 .    server manufacturers, such as Concurrent, nCUBE and SeaChange;
 .    software providers, such as Prasara and Scientific-Atlanta; and
 .    system integrators, such as Time Warner and Scientific-Atlanta.

         We provide products and services that compete in all three categories. Although none of our video-on-demand competitors offers products and services in all of these categories, some of them may form alliances in order to develop an integrated end-to-end video-on-demand system that may be more attractive to network operators and their subscribers than ours. Some of our video-on-demand competitors have long standing business relationships with network operators and may be able to use those relationships to gain a competitive advantage over us.

         In addition to video-on-demand competitors, we compete in the market for in-home video entertainment. We believe our competitors fall into three groups:

 .    companies that provide in-home video entertainment over cable networks, including providers of pay-per-view and near-video-on-demand;
 .    companies that deliver in-home video entertainment over networks, such as regular telephone lines, digital subscriber lines, or DSL, satellite or the Internet, and some providers of video streaming technology; and
 .    companies that enable the viewer to store and access content on an
     "on-demand" basis, including providers of personal video recorders, such as TiVo and Replay, and companies that rent and sell videotapes.

     Many of our competitors and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and distribution resources than we have. As a result, they may be able to respond to new or emerging technologies and changes in customer requirements faster than we do. They may also be able to devote greater resources to the development, promotion and sale of their products and services in a more effective manner. We may be unable to compete successfully against current or future competitors, and competitive pressures that we face may harm our business.

If we fail to manage our growth effectively, our ability to implement our business strategies may be limited

     In order to execute our business strategy, we must meet aggressive engineering, integration, product delivery and installation targets. The growth in our business has placed and is expected to continue to place significant demands on our management, operating, development, third party manufacturing and financial and accounting resources. Our ability to manage growth effectively will require continued implementation of and improvements to our operating, manufacturing, development and financial and accounting systems and will require us to expand and continue to train and manage our employee base. These demands likely will require the addition of new management personnel and the development of additional expertise by existing management personnel. Our systems, procedures or controls or financial resources may be inadequate to support our operations, and our management may be unable to keep pace with this growth. If we are unable to manage our growth effectively, our business ability to successfully implement our business strategies will suffer.

If we are unable to adequately protect or enforce our intellectual property rights, we could suffer competitively, incur costly litigation expenses or lose valuable assets

     Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements. We have been awarded patents and have filed applications and intend to file additional applications for patents covering various aspects of our video-on-demand and interactive program guide products and services. Any patents issued may be challenged, invalidated or circumvented, and the rights granted under any patents may not provide proprietary protection to us. We may not be successful in maintaining these proprietary rights, and our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technologies. To the extent we integrate our products with those of third parties, we may be required to disclose or license intellectual property to those companies, and these companies could appropriate our technology or otherwise improperly exploit the information gained through this integration. If we believe third parties are infringing our intellectual property, we may be forced to expend significant resources enforcing our rights or suffer competitive injury.

If third parties claim that we infringe their intellectual property, our ability to use some technologies and products could be limited, and we may incur significant costs to resolve these claims

     From time to time, we have received notices from third parties claiming infringement of intellectual property rights. Although we do not believe that we infringe any third party's intellectual property rights, we could encounter similar claims or litigation in the future. Gemstar, a primary provider of interactive program guides, has actively assembled and continues to acquire a portfolio of intellectual property in the field of interactive program guides and has aggressively sought recourse against any parties that it believes infringes its intellectual property. Although we believe that we do not infringe any published patents relating to our implementation of an interactive program guide and have not been served notice of any potential infringement, this provider may make such a claim in the future, which could result in legal action. Because patent applications in the United States are not publicly disclosed until the patent has been issued, applications may have been filed that, if issued as patents, would relate to our products. In addition, we have not completed a comprehensive patent search relating to the technology used in our video-on-demand and interactive program guide products and services.

     Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products and services in the United States and internationally and could result in an award of substantial damages. In the event of a successful claim of infringement, we and our customers may be required to obtain one or more licenses from third parties, which may not be available at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation regardless of the merits of such claims, and damages, license fees, royalty payments and restrictions on our ability to provide our video-on-demand or interactive program guide products or services, any of which could harm our business.

We rely on several sole or limited source suppliers and manufacturers, and our production will be seriously harmed if these suppliers and manufacturers are not able to meet our demand and alternative sources are not available

     We subcontract manufacturing of our hardware to a single contract manufacturer. We do not have a contract with this manufacturer and operate on a purchase order basis. Because of the complexity of our hardware components, manufacturing and quality control are time consuming processes. Our contract manufacturer may be unable to meet our requirements in a timely and satisfactory manner, and we may be unable to find or maintain a suitable relationship with alternate qualified manufacturers. Our reliance on a third-party manufacturer involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. In the event we are unable to obtain such manufacturing on commercially reasonable terms, our production would be seriously harmed.

     Various subassemblies and components used in our video server and access equipment are procured from single sources and others are procured only from a limited number of sources. Consequently, we may be adversely affected by worldwide shortages of components, significant price increases, reduced control over delivery schedules, and manufacturing capability, quality and cost. Although we believe alternative suppliers of products, services, subassemblies and components are available, the lack of alternative sources could harm our ability to deploy our video-on-demand and interactive program guide systems. Manufacturing lead times can be as long as nine months for some critical components. Therefore, we may require significant working capital to pay for such components well in advance of both hardware orders and revenues. Moreover, a prolonged inability to obtain components could harm our business and could result in damage to network operator relationships.

If we are unable to acquire programming content on reasonable terms, our ability to derive revenues from deployments where we provide programming content will be limited

     In those network operator deployments where we provide programming content, our success will depend, in part, on our ability to obtain access to sufficient movies (including new releases and library titles), special interest videos and other programming content on commercially acceptable terms. Although we have entered into arrangements with most of the major movie studios and a number of other content providers for our initial deployments, we may not be able to continue to obtain the content during the segment of time available to video-on-demand providers and others such as pay-per-view providers, to support our video-on-demand service beyond the geographic area of our initial deployments. Studios may require us to make prepayments prior to the time that customers pay for viewing a title or require us to enter into long-term contracts with minimum payments. Further, studios may increase the license fees currently charged to us. If we are unable to obtain timely access to content on commercially acceptable terms, our ability to obtain revenue from deployments where we provide content will be limited.

Competition for qualified personnel is intense in technology industries such as ours, and we may not be able to maintain or expand our business if we are unable to hire and retain sufficient technical, sales, marketing and managerial personnel

     Competition for qualified personnel in technology industries is intense, particularly in Silicon Valley. We may not be able to attract and retain qualified personnel in the future. If we are unable to hire and retain sufficient technical, sales and marketing and managerial personnel, our business will suffer. Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel. If we fail to retain and hire a sufficient number and type of personnel, we will not be able to maintain and expand our business.

We intend to expand our international offering and operations, and these efforts may not be successful in generating revenues sufficient to offset the associated expense

     Although we have yet to generate any international revenue, we plan to create an international product offering and to increase our international sales and operations. We expect to expend significant financial and managerial resources to do so. If our revenues from international operations do not meet our expectations, our operating results will be adversely affected. We face risks inherent in conducting business internationally, including:

 .  unexpected changes in regulatory requirements and tariffs that may be imposed on our services;
 .  difficulties and costs of staffing and managing international operations;
 .  differing technology standards and difficulties in obtaining export and import licenses;
 .  longer payment cycles, difficulties in collecting accounts receivable and longer collection periods;
 .  political and economic instability;
 .  fluctuations in currency exchange rates;
 .  imposition of currency exchange controls;
 . potentially adverse tax consequences; and . reduced protection for intellectual property rights in some countries.

     Any of these factors could adversely affect our international operations and, consequently, our business and operating results. Specifically, our failure to successfully manage our international growth could result in higher operating costs than anticipated, or could delay or preclude our ability to generate revenues in key international markets.

Network operators are subject to government regulations that could require us to change our products and services

     In the United States, the Federal Communications Commission, or FCC, has broad jurisdiction over network operators. The FCC does not regulate us, but requirements imposed on network operators could force us to undertake development that would consume significant resources and require changes to our products and services. If we do not change our products so that they comply with FCC rules, or if our products are not integrated with ones that comply with FCC requirements, our products and services will not be broadly deployed, and our business will suffer.

     In addition, video-on-demand services in Canada and in the United Kingdom and other European Union members are licensed in a variety of ways. We are seeking to determine how best to offer our video-on-demand products and services in Canada, the United Kingdom and other European Union countries. We may not be able to obtain distribution rights to movie titles in non-U.S. jurisdictions under regulatory and financial arrangements acceptable to us.

Risks Relating to Our Indebtedness

We will require a significant amount of cash to service our indebtedness, and our ability to generate cash depends on many factors beyond our control

     We expect to continue to generate substantial net losses and negative cash flow for the next few years. We may be unable to achieve a level of cash flow from operations sufficient to permit us to pay the principal and interest on our current indebtedness and any additional indebtedness we may incur. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008. Commencing September 1, 2003, we are required to make semi-annual interest payments of $29.2 million, based on the aggregate par value of $463.0 million. Our ability to make scheduled debt service payments will depend upon our ability to achieve significant and sustained growth in our cash from operations and to complete necessary additional financings.

     If we are unable to generate sufficient cash from operations to service our indebtedness, we may have to forego or delay development and enhancement of our video-on-demand system and service, restructure or refinance our indebtedness or seek additional equity capital or debt financing. We may not be able to effect any refinancing or new financing strategy on satisfactory terms, if at all. If we fail to satisfy our obligations with respect to our indebtedness, this could result in a default under the indenture governing our senior discount notes and could cause a default under agreements governing our other indebtedness. In the event of a default, the holders of indebtedness would have enforcement rights, including the right to accelerate the debt and the right to commence an involuntary bankruptcy proceeding against us. This would significantly harm the price of our common stock. Absent successful commercial deployments of our video-on-demand and interactive program guide services, ongoing technical development and enhancement of our video-on-demand system and significant growth of our cash flow, we will not be able to service our indebtedness.

Our leverage is substantial and will increase, making it more difficult to respond to changing business conditions

     We are highly leveraged. As of March 31, 2000, we had senior discount notes payable of approximately $303.0 million. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008 at the aggregate par value of $463.0 million. The degree to which we are leveraged could have important consequences to us and our investors, including, but not limited to, the following:

 . our ability to obtain additional financing in the future for working capital, operating expenses in connection with system deployments, development and enhancement of our video-on-demand system, capital expenditures, acquisitions and other general corporate purposes may be materially limited or impaired;
 . our cash flow, if any, will not be available for our business because a substantial portion of our cash flow must be dedicated to the payment of principal and interest on our indebtedness;
 . the terms of future permitted indebtedness may limit our ability to redeem our outstanding senior discount notes in the event of a change of control;
   and
 . our high degree of leverage may make us more vulnerable to economic downturns, may limit our ability to withstand competitive pressures and may reduce our flexibility in responding to changing business and economic conditions.

Our indebtedness contains restrictive covenants that could significantly limit our ability to engage in business activities that may be in our best interest

     The indenture governing our senior discount notes imposes operating and financial restrictions on us and our subsidiaries. These restrictions in specified cases significantly limit or prohibit our ability to:

 .  incur additional indebtedness;
 .  create liens upon assets;
 .  apply the proceeds from the disposal of assets;
 .  make investments;
 . make dividend payments and other distributions on capital stock; and . redeem capital stock.

     These covenants may limit our ability to finance our future operations or to engage in other business activities that may be in our best interest.

                          Forward-Looking Statements

     This 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and should be read in conjunction with our Condensed Financial Statements and Notes thereto included elsewhere in this report and our Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of these forward-looking statements include, but are not limited, to statements regarding the following: our market opportunities, deployment plans, market acceptance, our business models, capital requirements, anticipated net losses and negative cash flow, revenue growth, anticipated operating expenditures and product development plans. These statements are only predictions.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Our actual results will differ and these differences will be material. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

                           PART II OTHER INFORMATION


     Item 1, Item 3, Item 4 and Item 5 are not applicable with respect to the current reporting period.


     Item 2.  Changes in Securities and Use of Proceeds

     During the three months ended March 31, 2000, the Company issued and sold an aggregate of 464,939 shares of Common Stock to employees and consultants for an aggregate purchase price of $632,056 pursuant to exercises of options under its 1995 Stock Plan. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder.

     Item 6.  Exhibits and Reports on Form 8-K:

          a.   Exhibits.

               27.1 Financial Data Schedule

          b.   Reports on Form 8-K.

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DIVA SYSTEMS CORPORATION




                          By: /s/ WILLIAM M. SCHARNINGHAUSEN
                              --------------------------------
                              William M. Scharninghausen
                              Senior Vice President, Finance and Administration,
                                 and Chief Financial Officer



Dated: May 15, 2000