Form 10-K405
period 2000-06-30
DIVA SYSTEMS CORP
filed 2000-09-28
CIK 1003439

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
[Y] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                    For the fiscal year ended June 30, 2000

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     For the transition period from   to

                         Commission file no. 333-64483

                                ______________

                           DIVA Systems Corporation
            (Exact name of Registrant as specified in its charter)

                                ______________

             Delaware                                           94-3226532
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                        Identification Number)

            800 Saginaw Drive                                     94063
        Redwood City, California                                (Zip Code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code: (650) 779-3000

                                ______________

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ______ No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Y]

     The aggregate market value of the Registrant's Common Stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the fair market value as determined by our Board of Directors as of June 30, 2000 was approximately $21,654,896. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by named officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's classes of Common Stock outstanding at August 31, 2000 was:

          Title of each Class
          -------------------
          Common Stock, $.001 par value                        17,828,002
          Class C Common Stock, $.001 par value                   857,370

================================================================================

                           DIVA SYSTEMS CORPORATION

                                   FORM 10-K

                           YEAR ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                                              PART I

Item 1.  Business...............................................................................     2
Item 2.  Properties.............................................................................    12
Item 3.  Legal Proceedings......................................................................    12
Item 4.  Submission of Matters to a Vote of Security Holders....................................    12

                                             PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters...............    13
Item 6.  Selected Financial Data................................................................    13
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    15
Item 8.  Financial Statements and Supplementary Data............................................    31
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    56

                                            PART III

Item 10.  Directors and Executive Officers of the Registrant....................................    57
Item 11.  Executive Compensation................................................................    60
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................    63
Item 13.  Certain Relationships and Related Party Transactions..................................    64

                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  II-1

                                    PART I

Item 1.  Business


  This Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are statements identified with an asterisk (*). References to "DIVA", "we", "us", "our" or the "Company" in this Annual Report refers to DIVA Systems Corporation.

Overview

  We are a leading provider of interactive, on-demand television products and services. We have commercially deployed our video-on-demand service with several cable operators in North America. We have also recently introduced an interactive program guide as a stand-alone product. Both our video-on-demand service and interactive program guide operate on industry-standard digital set-top boxes and operating systems and provide flexible and cost-effective interactive television solutions for cable and other broadband network operators, which we refer to as network operators.

  Our video-on-demand service allows cable television digital subscribers to select movies and other content for immediate viewing. Choosing from over 4,000 DIVA-licensed movie and video titles, network operators can offer their digital subscribers in-home access to a selection of over 300 titles, including new release feature films, classic films, children's programming and other special interest programming, with pause, rewind and fast-forward control. Subscribers generally pay on a per selection basis and can also subscribe on a fixed monthly fee basis for some of our package offerings. Our interactive program guide allows digital subscribers to navigate through the increasingly large selection of viewing choices and services offered by today's network operators. We are enhancing our core technology to support on-demand timeshifted television and interactive targeted advertising. We believe that as the market for interactive television services evolves, we can capitalize on these opportunities, as well as on new services including television-based e-commerce.

  We have current deployments of our video-on-demand services at selected Insight Communications, MediaOne and Charter Communications systems. In May 2000, we entered into an agreement with Charter to deploy our video-on-demand services in a number of its cable systems. The agreement covers Charter's Los Angeles and Atlanta area systems, and provides incentives for Charter to deploy our service in other markets. MediaOne, Charter and Insight are, respectively, the fourth, fifth and eighth largest cable operators in the United States. Our interactive program guide has recently been deployed on a limited basis at two cable operators' systems. We are currently developing a video-on-demand capability for NTL, the largest cable operator in the United Kingdom. We continue to pursue discussions with major cable operators in the United States. We are also pursuing other international opportunities, primarily in Western Europe.

Market Opportunity

  The home entertainment industry, which includes cable television, direct broadcast satellite, pay-per-view and video rentals, is a large and growing market. The market opportunity for interactive, on-demand television products and services is being driven by:

  . demand from cable operators for new services to increase their share of home entertainment industry revenues, differentiate their product offerings from direct broadcast satellite and further drive penetration of their digital programming packages;

  . the rollout of digital set-top boxes and upgraded cable plant, making interactive services technically feasible; and

  . significant reductions in the cost of technology, making interactive on-demand television products and services commercially viable.

  The reach and popularity of television has increased substantially over time, resulting in television becoming the primary form of home entertainment. This popularity has largely been driven by the emergence of new technologies and delivery systems for television programming which have provided consumers with increased choice and control of their viewing options. According to Veronis, Suhler & Associates, consumer spending on television-based home entertainment has increased from $36 billion in 1994 to $57 billion in 1999 and is expected to reach $76 billion in 2003. In 1999, approximately $18.7 billion of this market was comprised of videotape rentals and sales and $1.9 billion was comprised of pay-per-view.

  In the United States, cable operators have been the traditional suppliers of multi-channel video home entertainment services to consumers. However, alternative providers such as direct broadcast satellite operators, cable overbuilders, broadband telecommunications providers and even utility power companies, have begun to challenge the cable industry monopolies. Today, the primary competitors to cable operators are direct broadcast satellite operators such as DirecTV and EchoStar, which offer consumers more programming choice, as well as digital video and sound. The typical direct broadcast satellite offering includes 100 video channels, 30 digital music channels and up to 55 channels dedicated to near-video-on-demand services, as compared to the significantly fewer number of channels that are offered on traditional analog cable systems. In addition, direct broadcast satellite operators have begun to improve their competitive position by carrying local television stations and introducing interactive services. The increased choice and quality of direct broadcast satellite offerings have attracted consumers. According to SkyREPORTS, there are currently more than 11.8 million direct broadcast satellite subscribers in the United States and an estimated 225,000 new subscribers are added each month. As direct broadcast satellite providers and other competitors seek to increase penetration of their services, they present a growing threat to the cable television industry.

  To compete with these alternative providers of multi-channel programming services, cable operators have embarked on new service initiatives requiring cable network upgrades and the wide-scale deployment of digital set-top boxes. By the end of 2000, cable operators expect that 75% of their cable plant will be upgraded to two-way-capable hybrid fiber coaxial plant. In addition, in 1999, cable operators in the United States tripled their deployment of digital set-top boxes to 3.5 million. Industry analysts predict that digital set-top box deployment will grow from 10 million at the end of 2000 to 32 million at the end of 2004. The deployment of digital set-top boxes coupled with these network enhancements has enabled cable operators to offer new services, including digital programming and interactive, on-demand television services such as video-on-demand, to their subscribers. We believe digital programming coupled with video-on-demand allows cable operators to offer subscribers a superior product to that offered by the direct broadcast satellite operators. Direct broadcast satellite operators cannot currently offer video-on-demand services due to bandwidth and scalability limitations. Recently, several cable operators have begun trials of video-on-demand services, and a few have begun initial commercial deployments at selected locations. Paul Kagan estimates that services enabled by digital set-top boxes and two-way upgraded cable plant will generate $10.8 billion of revenue in 2004 over the next ten years, with video-on-demand services generating 39% of this revenue.*

  The widespread rollout of digital services and the increased choice in programming is creating demand for interactive program guides. Due to digital and compression technologies, digital cable viewers can access more than 100 broadcast channels, video-on-demand, Internet-to-the-television and other enhanced service offerings. We believe interactive program guides will become portals through which viewers can easily navigate this broad selection of programming and service choices.* Forrester Research estimates that the average interactive program guide user visits the interactive program guide four times per hour of viewing. With the average household viewing television for seven hours a day, interactive program guides offer opportunities for cable operators to generate significant revenues from advertising.* Forrester Research estimates that annual advertising-related revenues generated by electronic program guides will reach $3.4 billion by 2004.*

  The recent roll-out of digital set-top boxes and two-way cable plant have made the deployment of video-on-demand and other interactive services possible. Significant technology developments and reductions in costs over the last several years have made wide-scale deployment of these services commercially viable. Video-on-demand can be delivered through industry standard digital set-top boxes now being deployed, eliminating the need to purchase additional in-home equipment to provide these services. The economics of video-on-demand have improved dramatically through advances in microprocessor power and the rapid decline in storage costs, which have lowered the cost of set-top boxes and video-on-demand hardware.

DIVA Benefits

  We believe that our interactive, on-demand television products and services provide cable and other broadband network operators with the following benefits:

  Compelling On-Demand Entertainment. Our video-on-demand services offer subscribers immediate access to hundreds of viewing choices including feature films, children's programming and specialty shows. This service combines anytime start convenience, pause, fast forward and rewind control with high-quality digital picture and sound at prices comparable to home video rentals. Our video-on-demand service eliminates inconvenient trips to the video store, late return fees and tape rewind charges. Our interactive program guide, which combines programming information and full motion video, serves as an easy-to-use television portal to help consumers navigate the myriad of channels and services offered by digital cable.

  Significant Revenue Opportunity. We believe our on-demand television products and services provide a platform that enables cable operators to generate greater revenue from customer penetration for their digital cable offering and significant incremental revenue from ordering on-demand movies and other programming. We believe our interactive program guide provides operators with additional revenue opportunities from promotions and advertising. We believe that cable operators can recover the incremental capital costs to implement the DIVA video-on-demand solution in less than one year solely from the additional revenues generated by movie purchases.

  Comprehensive and Flexible Service Offering. Our comprehensive offering has been field-proven and, accordingly, reduces both the time-to-market and the operational challenges associated with implementing interactive television services. We offer a core suite of software products and services that enable and manage the network operator's video-on-demand system. These products and services include:

  .  automated video asset management;

  .  a full-motion, easy-to-use, on-screen navigator;

  . programming and entertainment services represented by over 4,000 licensed video titles;

  .  the required hardware products including the video server; and

  .  the ability to provide a network operator-branded service.

Network operators can select either this end-to-end solution or any of the individual components depending upon their needs. We believe that this flexibility is attractive to a wide range of network operators.

  Sophisticated Back-Office Solution. Our back-office solutions integrate billing with an audit trail for network operator revenue recognition, studio contract royalty reporting and market research. This gives the network operator the ability to offer its customers a variety of subscriptions, packages and promotions without requiring an overhaul of existing billing systems. We have successfully integrated our on-demand television services with the systems provided by the three largest cable billing companies. We also have developed a highly automated video asset management system to track and manage a large array of video content. This database system tracks a title from acquisition through distribution and provides payment details and other information for content providers.

  Flexible Architecture. Our architecture is designed to scale to support thousands of titles and serve even the largest cable systems. Our software and hardware products can integrate with major digital broadcast platforms including Motorola and Scientific-Atlanta in the United States and PACE in Europe. Our video-on-demand application requires minimal processing power and memory. In addition, our video-on-demand application can be activated remotely, eliminating the need for an on-site installer visit. In addition, our application allows the cable operator to offer multiple digital services on today's set-top boxes. We are also integrating our services with set-top box software provided by Liberate, Microsoft TV Platform, OpenTV and Power TV.

DIVA Strategy

  Our objective is to be the leading provider of interactive, on-demand television products and services for cable and other broadband network operators. Our strategy includes the following key elements:

  Leverage our first mover advantage. Our goal is to leverage our position as the first provider of a commercially deployed video-on-demand system to become the leading provider of a wide range of interactive, on-demand television services.* Our extensive field experience has allowed us to gather practical feedback on our system and its technology and develop a solution that is not only compelling to consumers, but also scalable and flexible from the network operator's perspective.

  Aggressively expand our customer base. We plan to continue to build relationships with cable and other network operators in order to maximize our share of video-on-demand subscribers.* We have designed our services to be attractive to network operators seeking to increase their digital penetration. Our ability to achieve significant market share will allow us to leverage our platform in order to develop and offer new services.

  Pursue commercial opportunities for our interactive program guide. We have developed a scalable, visually rich and easy-to-use interactive program guide. We have recently begun to market the interactive program guide as part of our end-to-end video-on-demand service and as a stand-alone product. We may seek industry partners to facilitate commercialization of the interactive program guide.*

  Enhance and expand our products and services. We have spent four years and over $100 million to develop our comprehensive software and hardware solution for interactive, on-demand television. We plan to continue to aggressively invest in technology in order to enhance our current service offerings as well as to develop additional new services, including timeshifted television.*

  Pursue industry relationships. We will continue to develop industry relationships with leading broadband network hardware and software vendors in order to ensure interoperability of our services, as well as maintain and expand relationships with our 38 content providers, including major Hollywood studios.* We plan to establish commercial relationships with additional content providers in order to provide the broadest array of programming to viewers.*

  Adapt our technology and services for other broadband networks. We have designed our video-on-demand services for the hybrid fiber/coaxial networks deployed by the cable television industry. Recently, other telecommunications companies have begun rapid deployment of broadband networks based on digital subscriber line, or DSL, technology. We are currently developing an interface for this technology to provide these companies with a video-on-demand solution and an interactive program guide when their networks are prepared to support high-capacity transmission. We also plan to expand our service offering to the Internet environment as the Internet develops over time into a sufficiently reliable transmission medium to deliver broadcast-quality video to both the television and personal computer.*

  Penetrate global markets. We believe there is a significant demand for our products and services in Europe. The majority of Western European cable networks are two-way capable. European cable operators are rapidly deploying digital set-top boxes to provide interactive services to compete with direct broadcast satellite operators. We plan to pursue international opportunities to deploy our on-demand products and services and increase our worldwide customer base.* We currently have a deployment agreement with NTL and we are in discussion with other large broadband network operators, including providers of cable television and DSL services. We are developing the interfaces to enable our system to work with European standards.*

DIVA Products

 Video-On-Demand

  At the core of our video-on-demand system is a suite of software and hardware products. Together, these products can be used to deliver a wide array of interactive, on-demand television services. Our software is grouped into two broad categories: system manager software through which the network operator manages the video-on-demand system and navigation software that permits viewers to search for and select video-on-demand content. Our hardware products include video servers and network access equipment.

  Our system manager software manages video servers and network access equipment. It provides interfaces for billing, content management and an operator's customer management system. We offer software applications that manage video content from acquisition through encoding, distribution, exhibition, archiving and destruction. We also provide detailed billing information for the content providers.

  Our navigation software, the navigator, is a cable viewer's interface with our video-on-demand system. Our navigator is operated through a standard television remote control and allows a viewer to locate, browse and preview movies by title, genre or new release prior to purchase. A viewer can access free movie previews as well as movie information screens that display MPAA ratings, run-time, lead actors and price. A movie-saver feature allows the viewer to exit a title at any time, watch other video-on-demand programs or broadcast television and return to the exact point of previous exit at a later time during the video-on-demand rental period. Our navigator also allows a viewer the opportunity to set parental controls and spending and rating limits.

 Interactive Program Guide

  An interactive program guide can be the subscriber's first screen, or portal, when turning on the television. These guides array the multiple channel options being broadcast at given times in a series of screens that are controllable by the viewer and displayed in category-coded themes. Within the screens, the viewer can make selections of specific programs to receive more detailed information regarding such programs. Opportunities also exist to combine this information with full-motion video to provide previews or targeted advertising. Our interactive program guide product is a software and hardware solution allowing viewers to search and access the large selection of viewing choices offered by digital television. Our interactive program guide is easy to use and quickly responds to viewer commands. The interactive program guide information is streamed in real-time to the viewer and is instantly available to the viewer whenever the set-top box is on, in contrast to other guides that provide the information to the set-top box hourly or, in some cases, overnight. Our interactive program guide also features sorting by categories like favorites, movies, kids and sports to assist the viewer in quickly finding desired programming. Our interactive program guide is fully customizable to feature an operator's trademark, logo and color palette, enabling an operator to maintain a strong brand identity. Because our interactive program guide uses a minimal amount of processing power and memory, it allows a network operator to deploy other set-top applications such as video-on-demand, interactive advertising and Internet access.

 New Product Developments

  We are developing the capability to offer new on-demand television services.* Our product developments include:

  . Timeshifted television--taking advantage of the storage and streaming capability of the video-on-demand server to store broadcast content. The service will provide customers with on-demand access to individual programs or entire channels at any time. When integrated with a program guide, the service can provide equivalent functionality to a personal digital video recorder without the need to plan ahead or purchase additional hardware. Timeshifting would enable a viewer to start watching a television program from the beginning, after its original broadcast had begun and, if desired, fast forward to catch up to the live broadcast.*

  . Interactive targeted advertising--the availability of digital set-top boxes with a video-on-demand service platform supports many new and potentially profitable advertising opportunities. Some examples include targeted advertisements in broadcast programming, video advertising within our navigator and interactive program guide and interactive infomercials.*

  . Television-based electronic commerce--set-top boxes that include the ability to browse the Web offer the opportunity to enable e-commerce on the television. When combined with an on-demand service platform, television-based e-commerce services can use full motion, full screen customer-controlled video to create compelling interactive commerce sites. Examples include the sale of movie tickets with video previews and purchase of CDs while viewing music videos.*

Video-on-Demand Customer Support Services

  We provide a suite of specific tools, management systems, software applications and operational procedures to support our video-on-demand system. Our customer support services have been developed over a number of years and have been deployed in the field during the last three years.

  Programming. We provide a wide variety of movies and videos to be used with our video-on-demand delivery system. Selections include over 4,000 titles licensed from 38 content providers. Our video library is comprised of new releases, library titles, classics, children's programming and special interest titles, as well as popular cable channel programming. We currently have commitments from studios to receive new releases in the same window as direct broadcast satellite and pay-per-view services, typically 30 to 60 days after release to the home video market. Major studios typically release an aggregate of 15 to 25 new titles to the pay-per-view window per month. In addition, we have agreements with providers of popular video and television programming to provide a wide selection of children's programming. These providers include The Disney Channel, Animal Planet, Artisan, FUNimation Productions, Inc., HBO, Lancet Media Productions, Nelvana Enterprises, Ltd. and The Discovery Channels. We also provide encoding, quality assurance, content and preview preparation for licensed programming.

  Video Asset Management. We distribute our content on optical disks and support content distribution over satellite and terrestrial networks and on digital linear tape. Providing an effective video-on-demand service requires a comprehensive service programming capability that supports distribution, packaging and promotion of thousands of titles at multiple headends over a wide geographic area. We have developed real-time tracking systems to monitor, manage and report the various stages of video content from the supplier to the video-on-demand server, including encoding, scheduling, distribution, content introduction, play, removal/destruction and royalty calculations.

  Back Office. We have developed integrated billing interfaces with all of the major cable billing system providers in the United States. These interactive interfaces provide the network operator with the flexibility to charge video-on-demand purchases on a single integrated cable bill or to pass the purchase data to another third party billing agency. Additionally, our sophisticated billing product is the only video-on-demand product capable of commercially implementing subscription video-on-demand. Another major feature of our billing interface is the ability to offer video services based on selected combinations of cable subscription packages. This feature, called contingent subscriptions, provides the network operator with the ability to offer its cable subscribers video-on-demand capabilities for the specific cable channels to which they subscribe. We have also developed a data warehouse for the collection and analysis of key video-on-demand activities. Our data warehouse gives the network operator the ability to measure and modify its video-on-demand offerings to increase sales performance and customer satisfaction.

  Operations Support. We work with our customers to help specify technology requirements for video-on-demand and to integrate our video-on-demand platform with the operators' digital cable offering. Since video-on-demand system reliability is a critical factor in sustaining a high level of customer satisfaction, we offer secure and redundant data network connections to each of the network operator's video-on-demand sites. Our Network Operations Center, located in King of Prussia, Pennsylvania, provides the network operator with 24-hour per day, seven days per week monitoring and problem resolution for all video-on-demand server connections.

Customers/Deployments

  We have entered into multi-year agreements with three domestic operators of cable television systems: Charter, Insight and MediaOne and one international operator, NTL. These agreements provide for deployment of our video-on-demand software and hardware products, as well as video-on-demand support services, at the following locations:

Cable Operator               Location
--------------               --------

Insight....................  Rockford, IL; Columbus, OH; Evansville, IN

MediaOne...................  Atlanta, GA

NTL........................  England

Charter....................  Atlanta area, GA; Los Angeles, CA

  Our interactive program guide has been deployed on a limited test basis with two network operators. We plan to introduce an enhanced version of the interactive program guide at both systems.*

  Our contracts with each network operator are different, reflecting their selections from our suite of video-on-demand products and services. Under the Insight and MediaOne contracts, the cable operators purchased the video-on-demand hardware, license software and purchase support services. The Insight contract has a term of five years and we receive a share of customer revenue. Under our MediaOne contract, we are paid on a fee for service basis. The term of the MediaOne contract is four years after system acceptance, which is not anticipated to occur until later this calendar year.*

  In May 2000, we entered into an agreement with Charter to launch our video-on-demand service as part of its core digital cable package in a number of its cable systems. The agreement covers Charter's Los Angeles and Atlanta area systems, and provides incentives to Charter to deploy the service in other markets. The Los Angeles deployment will use the Scientific-Atlanta Explorer's digital platform. The Atlanta deployment, which expands our existing limited deployment, will use Motorola's DCT digital platform. Under the agreement, Charter will purchase video-on-demand hardware, license video-on-demand and navigation software, and obtain the full range of our video-on-demand support services, including content acquisition and management. The term of the Charter agreement, depending on certain elections by Charter, will be either four years from the launch of service in the first cable system or December 31, 2004.

  Under the NTL agreement, we have a contract for multiple systems subject to achieving certain milestones. NTL will purchase video-on-demand hardware and license video-on-demand software from us. We will provide video-on-demand support services to NTL on a fee for service basis. Because the cable systems in the United Kingdom are different than those in the United States, NTL is paying us to modify our video-on-demand hardware and software to work in its systems. In May 2000, in a separate transaction, NTL made a $6.0 million investment in our Company.

  We are in active discussions with many large network operators that are evaluating deployment of video-on-demand systems. We believe many of these operators will deploy video-on-demand services at one or more of their systems, and are likely to use multiple vendors.* Based on these initial deployments, they will evaluate whether to do larger scale deployments in more of their systems. We are discussing interactive program guide deployment with several network operators. We are aggressively marketing our products and services to expand our customer base worldwide.

Industry Relationships

  We have established relationships with leading industry participants, including content providers, manufacturers of digital set-top boxes, providers of application managers and set-top box operating systems and billing system providers. We received an investment of $7.0 million from General Instrument (subsequently acquired by Motorola) in December 1999. We entered into development arrangements with OpenTV in March and April 2000 to integrate our video-on-demand system and our interactive program guide into OpenTV's interactive television software platform. In conjunction with these arrangements, OpenTV made a $5.0 million investment in our company. We also entered into a development agreement with Liberate in May 2000 to integrate our video-on-demand system into Liberate's interactive television software platform. In a separate transaction, Liberate made a $4.0 million investment in our company. In addition, in May 2000, we received an investment of $5.0 million from Starz Encore Group LLC (Starz Encore), a wholly-owned subsidiary of Liberty Media Group. Starz Encore is the largest provider of cable and satellite-delivered premium movie channels in the United States.

  Content Providers. We have agreements for content with 38 content providers including Warner Bros. (including New Line Cinema, Turner and Warnervision), Sony Pictures (including Columbia, Tristar and Sony Classics), Universal Pictures (including Polygram), Walt Disney Pictures (including Miramax), Twentieth Century Fox (and Fox Searchlight), MGM, Dreamworks, HBO, ESPN, PBS, The Disney Channel and Discovery Networks.

  Set-Top Box Manufacturers. We have agreements to facilitate integration of our video-on-demand products and services and our interactive program guide with digital set-top boxes being delivered by Motorola, Scientific-Atlanta and PACE Technologies. However, we believe operators plan to obtain digital set-top boxes from multiple vendors.* All of our current video-on-demand deployments are on Motorola digital set-top boxes. However, we are integrating our video-on-demand solution into other set-top boxes, including Scientific-Atlanta and PACE digital platforms. In May 2000, we entered into a deployment agreement which calls for deployment of our video-on-demand service on Scientific-Atlanta digital set-top boxes.

  Providers of Application Managers and Set-Top Box Operating Systems. We are working with Liberate, Microsoft, OpenTV and Power TV to interface our video-on-demand system with their technology. In March and April 2000, we entered into development arrangements with OpenTV to integrate our video-on-demand service and interactive program guide into OpenTV's interactive television software platform. In May 2000, we also entered into a development agreement with Liberate to integrate our video-on-demand system into Liberate's interactive television software platform. We are committed to working with the leading companies developing technology for the digital cable tiers so that our products and services can be implemented seamlessly with their systems.

  Billing System Providers. We have worked with each of Convergys, CSG and DST Innovis (formerly CableData) to develop interfaces so that our services integrate with their billing systems. We believe these companies provide billing for all of the major cable operators in the United States and over 90% of the subscriber base.

Sales and Marketing

  Our primary sales objective is to secure long-term agreements with major network operators. Our sales activities are conducted from our headquarters in Redwood City, California, and from our office in London, England, and are supported by our senior management and technical personnel.

  Our sales efforts typically involve detailed business and technical presentations and require us to respond to detailed requests for proposals from our prospective customers who are evaluating a number of potential vendors. The sales cycle is lengthy because of the level of customer analysis and long term commitment required for our product implementations.

  After a contract is entered into, our customer support organization is responsible for the execution and project management of deploying our video-on-demand system or interactive program guide at the local customer site. The local account managers and their teams oversee the installation, integration, training and marketing of all system deployments. Our marketing effort continues after deployment, when we provide our customers with consultation and assistance in designing consumer marketing tools, packaging and price strategies, market research and developing local marketing efforts.

  We use a variety of marketing programs to build market awareness of our company, our brand name and our products and services, as well as to attract potential customers. As a key marketing initiative, we participate at the major industry trade shows and take an active role in the major industry standards organizations. Our marketing programs also include advertising, market research, product strategy updates with industry analysts, public relations activities, direct mail programs, seminars and speaking engagements.

Technology

  We have spent four years developing our video-on-demand service platform. Our video-on-demand solution has an open architecture, which readily integrates with the leading digital cable platforms. Our video-on-demand technology platform includes, the DIVA System Manager, the DIVA Video Server, the DIVA Digital Link, and the DIVA Programming Scheduler.

 DIVA System Manager

  Our DIVA System Manager is the suite of software that operates our on-demand television services. Key features include:

  .  an interface that enables a video-based menu;

  .  content management with automated introduction and updates of content;

  .  remote operating, monitoring and troubleshooting;

  . an intelligent billing module that recognizes different packages and promotions;

  .  open billing interfaces to traditional cable billing companies;

  .  video streaming traffic management; and

  .  flexible advertisement insertion.

 The DIVA Video Server

  Our DIVA Video Server delivers unique video content streams to individual set-top boxes on an on-demand basis. Each server installation is capable of scaling up to 50,000 video-on-demand streams and storing up to 10,000 titles. Multiple video servers can be networked with integrated optical fiber connections to expand the content selection and provide traffic management within a single cable system. Our DIVA Video Server has low power consumption needs and small floor space requirements, making it well suited for co-location in cable headends. Each server module provides high speed (1 gigabit per second) streaming capacity and is comprised of commercially available processor modules and storage modules. The storage modules contain state-of-the-art fibre channel disk drives.

 The DIVA Digital Link

  Our modular DIVA Digital Link converts video streams from the server into a format that can be distributed over a cable plant to viewers. It also limits access to authorized users of on-demand television services. Some of the key features include small size, low cost, scalability and compatibility with video-on-demand encryption and conditional access standards.

 The DIVA Programming Scheduler

  We have developed a unique set of support applications that facilitate the management of the programming to a large number of distributed video servers. These elements include the programming scheduler, commerce software for managing royalty payments, and title and rights management software.

Technology Development

  Our technology development efforts are focused on developing and enhancing our video-on-demand and interactive program guide solutions. We believe that we will need to continue to make significant investments in engineering and development to remain competitive, to assure our products and services are integrated with industry standards and to offer new services and enhancements to our customers.*

  We are continuing to devote substantial resources to improving our core software and hardware technologies including:

  . reductions in the size and cost, and increases in the storage capacity, of our video servers*;

  . increases in the number of simultaneous video streams that can be accessed from each video server.*

  We are working to ensure that our video-on-demand platform and interactive program guide will interoperate with the broadband delivery platforms that we believe will deliver video-on-demand services in the future, including next generation digital set-top boxes.* Another key development area at this time is the migration of our video-on-demand platform to support DSL providers and Internet service providers as the Internet technology develops over time into a sufficiently reliable transmission medium to deliver broadcast quality video.

  We are also developing enhancements to provide the system capability to offer new on-demand television services, including timeshifted television through video servers with pause, fast forward and rewind functionality, interactive targeted advertising and television-based e-commerce.

  Our engineering and development expenses were $18.1 million, $24.3 million and $27.1 million in fiscal years ended June 30, 1998, 1999 and 2000, respectively and we currently have 105 employees engaged in engineering and development activities.

Manufacturing and Production

  We have an arrangement with a large contract manufacturer for the production of our hardware products. Our contract manufacturer has several plants in the United States and Europe. Using a contract manufacturing arrangement allows us to concentrate our efforts on the design and development of our products and services, and manage our capital resources. We currently do not have a contract with this manufacturer and operate on a purchase order basis. The components used in our hardware products are generally available from a number of sources. While we have not experienced any shortages to date, we could be subject to component shortages in the future which could delay delivery of our hardware products or increase costs.

  We have an internal manufacturing department that develops the manufacturing tests used by the contract manufacturer. Prior to customer shipment of our hardware products, we perform system integration and quality assurance and load content at our facilities. In the future, we plan to outsource system integration and quality assurance. We outsource the encoding of the content we provide to our customers to companies that specialize in the preparation of digital content.

  We believe that our current contract manufacturer has the capacity to meet our anticipated increases in volume.* In the event that the current contract manufacturer is unable or unwilling to continue to support our requirements, we believe that there is ample capacity in the contract manufacturing industry to meet our needs.* However, we could require time to transition to a new manufacturer during which we may be unable to provide hardware products to our customers on a timely basis.

Competition

  The market for interactive, on-demand television products and services and in-home video entertainment is very competitive, quickly evolving and subject to rapid technological change. Principal competitive factors include the degree of system integration, system performance, price, customer support, system capacity, content availability, software availability, reliability and integration with industry digital platforms.

  Although other companies sell individual components that are similar to specific DIVA products, we are not aware of any other company that sells all of the components required to deliver end-to-end, interactive, on-demand television. As a result, we believe a network operator using a competitor's systems must buy hardware and software products from more than one source. In addition, the operator must integrate these hardware and software components so that they operate together as an end-to-end system capable of delivering interactive services to viewers' homes.

  We group our direct competitors into three categories: server manufacturers, software providers and system integrators. Server manufacturers include Concurrent Computer, nCUBE and SeaChange. Software providers that offer similar products include Prasara and Scientific-Atlanta. Companies that provide system integration services or perform their own integration include Time Warner and Scientific-Atlanta.

  We also face competition from indirect competitors, including personal video recorder technology providers (for example, TiVo and Replay), direct broadcast satellite providers (including BSkyB, DirecTV and EchoStar), companies developing video streaming technologies and other service providers (for example, Yes Television, Intertainer and VideoNet).

  Our interactive program guide product competes with Gemstar (which recently merged with TV Guide), Source Media's Interactive Channel, TV Guide and WorldGate.

  Our services depend on movies and video content, including our access window for new releases. We face competition for timely access to content from the home video rental market.

  Viewers have several options for in-home video entertainment and interactive, on-demand television. They can purchase content from their local cable television or broadband telecommunications company, obtain content over satellite, the Internet or regular telephone lines, rent or purchase videos or use a personal video recorder to record and store television programming for replay on-demand. We expect direct and indirect competition in the market for video-on-demand services to intensify in the future.

Intellectual Property

  Our ability to compete is based in part on our technology, which we regard as proprietary. We rely on a combination of patent, trademark, trade secret, copyright and contract law to establish and protect our technology. As of June 30, 2000 we have exclusive rights to 18 issued U.S. patents, have 95 pending U.S. patent applications and 81 international applications. We believe our patent portfolio represents a significant intellectual property position that covers key aspects of our technology. In particular, the portfolio covers aspects of our system architecture, server technology, navigation and user interface technology, interactive program guide, video encoding techniques, and network-related technology. We cannot be sure that any patents will issue from any of the pending applications or that if they do, that they will have claims of sufficient breadth to protect our technology. Additionally, we cannot be sure that our issued patents will not be invalidated or designed-around by competitors. If our patents fail to protect our technology, it may be easier for competitors to offer equivalent or superior products and services.

  We typically enter into confidentiality agreements with our employees, consultants and independent contractors and, where possible and applicable, with our customers, vendors and industry partners to control access to and distribution of the information we consider confidential. It is possible that despite these measures, a third party may copy or otherwise obtain and use our confidential information without our authorization. In addition, it is possible for a third party to develop similar technology through independent means.

  Effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries. Also, litigation may be necessary to enforce our intellectual property rights or to determine the scope or validity of third party proprietary rights. Such litigation could cost a substantial amount, divert our resources and harm our business.

  From time to time, we receive notices of claims of infringement of third parties proprietary rights, and it is possible that we could also receive claims for indemnification resulting from infringement claims. Regardless of the validity or successful assertion of such claims, we may incur significant costs and a diversion of resources with respect to the defense of any claims brought, which could have a material adverse effect on our business.

Government Regulation

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

  In addition, video-on-demand services in Canada and in the United Kingdom and other European Union member countries are licensed in a variety of ways. We are seeking to determine how best to offer our video-on-demand products and services in these countries. We may not be able to obtain distribution rights to movie titles in non-U.S. jurisdictions under regulatory and financial arrangements acceptable to us.

Employees

  As of June 30, 2000, we had 285 employees. None of our employees are currently represented by a labor union. We believe that we have a good relationship with our employees.

Item 2.  Properties

  Our principal facilities are located in Redwood City, California, where we currently lease approximately 82,000 square feet. The term of this lease runs through June 1, 2007 with two five-year renewal options. We lease 22,600 square feet of office space in Princeton, New Jersey. The term of this lease runs through November 1, 2001, with two five-year renewal options. We also maintain small offices in King of Prussia, Pennsylvania and London, England. We believe that suitable additional or alternative space adequate to serve our foreseeable needs would be available on commercially reasonable terms, if necessary.

Item 3.  Legal Proceedings

  We are not a part to any material litigation at the present time.

Item 4.  Submission of Matters to a Vote of Security Holders

  On May 8, 2000, our stockholders approved by written consent an amendment to our Certificate of Incorporation in order to increase our authorized shares of common stock for issuance to 165,000,000 shares, and to increase our authorized shares of preferred stock for issuance to 80,000,000. The amendment was approved by a majority of the stockholders of our common stock voting as a class, a majority of the stockholders of our Series A preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock voting as a single class, and a majority of the stockholders of our common stock and preferred stock voting as a class.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

  There is no established public trading market for our common Stock. As of June 30, 2000 there were approximately 328 holders of our common stock and approximately 200 holders of record of our preferred stock.

  We have not paid any dividends since our inception and do not intend to pay any dividends on our capital stock in the foreseeable future. We anticipate that we will retain all future earnings, if any, for use in our operations and expansion of the business. In addition, the terms of the indenture agreement related to our 12-5/8% Senior Discount Notes due 2008 restrict our ability to pay dividends on, or make distributions in respect to our capital stock.

  During the fiscal year ended June 30, 2000, we issued and sold an aggregate of 1,171,215 shares of Common Stock to employees and consultants for an aggregate purchase price of $1,485,000 and $79,000 pursuant to exercises of options under our fiscal 1995 Stock Plan and our 1998 Stock Plan, respectively. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder. In addition, during the year ended June 30, 2000 we issued and sold 777,778 shares of Series E Preferred Stock, 1,666,668 shares of Series F Preferred Stock, and 555,556, of Series G Preferred Stock for an aggregate purchase price of $27,000,000 to a number of strategic investors. These issuances were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.

Item 6.  Selected Financial Data:

                                                                                      Year Ended June 30,
                                                                      --------------------------------------------------
                                                                        1998                 1999                 2000
                                                                      --------             --------             --------
                                                                             (in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue.............................................            $     82             $    293             $  1,957
                                                                      --------             --------             --------
Operating Expenses:
 Cost of product revenue..................................                  --                   --                4,224
 Programming..............................................               5,370                8,159                4,300
 Operations...............................................               4,542                8,162                6,684
 Engineering and development..............................              18,070               24,321               27,080
 Sales and marketing......................................               4,384                5,707                8,159
 General and administrative...............................               8,552               15,843               21,380
 Depreciation and amortization............................               5,306               19,305                6,826
 Warrant expense..........................................                  --                   --                2,075
 Amortization of stock compensation.......................                  --                  738                2,583
 Acquired in-process research and development (1).........              24,321                   --                   --
                                                                      --------             --------             --------
Total operating expenses..................................              70,545               82,235               83,311
                                                                      --------             --------             --------
Operating loss............................................              70,463               81,942               81,354
                                                                      --------             --------             --------
Other (income) expense, net:
Equity in (income) loss of investee.......................               1,631                   --                   --
Interest income...........................................              (5,632)              (8,645)              (6,057)
Interest expense..........................................              13,730               33,967               39,016
                                                                      --------             --------             --------
Total other (income) expense, net.........................               9,729               25,322               32,959
                                                                      --------             --------             --------
Net loss before extraordinary item........................              80,192              107,264              114,313
Extraordinary loss--early extinguishment of debt (2)......              10,676                   --                   --
                                                                      --------             --------             --------
Net loss..................................................            $ 90,868             $107,264             $114,313
Accretion of redeemable warrants and issuance of                           763                  969               16,888
 redeemable put warrants..................................            --------             --------             --------
Net loss attributable to common stockholders..............            $ 91,631             $108,233             $131,201
                                                                      ========             ========             ========
Basic and diluted net loss per share:
Loss before extraordinary item............................            $   4.92             $   6.31             $   7.29
Extraordinary loss--early extinguishment of debt (2)......                0.65                   --                   --
                                                                      --------             --------             --------
Net loss per share........................................            $   5.57             $   6.31             $   7.29
                                                                      ========             ========             ========

Shares used in per share computation......................              16,447               17,147               17,987
                                                                      ========             ========             ========

                                                                                              Year Ended June 30,
                                                                                       ----------------------------------
                                                                                           1998        1999        2000
                                                                                       -----------  ----------  ----------
                                                                                                 (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments...................................  $ 197,564   $ 130,737   $  92,682
Property and equipment, net..........................................................     19,349       9,792      12,648
Total assets.........................................................................    228,205     154,264     119,487
Notes payable........................................................................    243,031     275,564     312,815
Redeemable warrants..................................................................      1,139       2,108       7,007
Total stockholders' deficit..........................................................    (20,312)   (127,413)   (225,386)

____________________

(1) In connection with the acquisition of Sarnoff Real Time Corporation in April 1998, we wrote off acquired in-process research and development of $24.3 million, as a one-time charge to operations for the fiscal year ended June 30, 1998.

(2) In February 1998, we received $250.0 million in gross proceeds from an offering of 463,000 units consisting of warrants to purchase common stock and senior discount notes with an aggregate principal amount at maturity of $463.0 million. In connection with this unit offering, we retired all of our subordinated discount notes issued in a previous offering resulting in an extraordinary loss of approximately $10.7 million, ($0.65 per share), for the fiscal year ended June 30, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below. The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-look statements or to update the reason actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are statements identified with an asterisk (*). All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below and in "Factors Affecting Operating Results."

Overview

  We are a leading provider of interactive, on-demand television products and services. We have commercially deployed our video-on-demand service with several cable operators in North America. We have also recently introduced an interactive program guide as a stand-alone product. Both our video-on-demand service and interactive program guide operate on industry-standard digital set-top boxes and operating systems and provide flexible and cost-effective interactive television solutions for cable and other broadband operators, which we refer to as network operators. DIVA was founded in June 1995. Since our inception, we have devoted substantially all of our resources to developing our video-on-demand products and services, establishing industry relationships, carrying out initial marketing activities, negotiating deployment agreements and establishing the operations necessary to support the commercial deployment of our video-on-demand products and services.

  Prior to June 1999, we offered our video-on-demand service only as an end-to-end system solution for network operators. Under this approach, we own, install and fund all hardware and software components of our system. We manage and deliver the end-to-end video-on-demand service offering to cable subscribers. We generate revenues from deployment agreements with network operators based on a share of the revenues generated by the network operators from video-on-demand revenues and other monthly subscriber fees.

  Beginning in June 1999, we shifted our sales and marketing strategy to emphasize selling our video-on-demand hardware products, licensing our system software, and providing a suite of content acquisition and operational support services on an a`la carte basis to network operators. Under this approach, the network operator purchases the video-on-demand system hardware and takes the capital and operating expense risk associated with such ownership. The network operator licenses our system software and can then select the other video-on-demand support services it wants to utilize. The network operator can select either the entire package of content and operational support services and pay us a portion of the revenues they receive from video-on-demand services, or select some or all of these services on a fee-for-service basis. We expect that the substantial majority of our future revenues will be derived from this new strategy.*

  Through June 30, 2000, we have generated minimal revenues and have incurred significant losses and substantial negative cash flow, primarily due to engineering and development expenditures and other costs required to develop our video-on-demand products and services. Since inception through June 30, 2000, we have an accumulated deficit of $357.7 million and have not achieved profitability on a quarterly or annual basis. We expect to continue to incur substantial net losses and negative cash flow for at least the next few years. Our historical revenues and expenditures are not necessarily indicative of, and should not be relied upon as an indicator of, revenues that may be attained or expenditures that may be incurred by us in future periods.*

 Revenue

  Revenue is comprised of three components: product revenue resulting from the sale of our video-on-demand hardware products; licensing revenue resulting from the licensing of our systems software and on-screen video-on-demand navigator applications; and service revenue resulting from programming service, and operations support services. Through June 30, 2000, we have not recognized any revenue from our interactive program guide.

  Our contracts are generally multiple-element arrangements with a network operator involving a combination of video-on-demand hardware products, licenses for system software and selected content and operational services. As a result we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, ``Software Revenue Recognition,'' and Statement of Position 98-9, ``Software Revenue Recognition, with Respect To Certain Arrangements.'' Statement of Position 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence of the relative fair values of the elements. Vendor specific objective evidence is determined by the price charged when the element is sold separately. Statement of Position 98-9 requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with Statement of Position 97-2. Evidence of the relative fair value of the individual elements in our current agreements does not exist.

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

 Operating Expenses

  Cost of Product Revenue. Cost of product revenue consists of contract manufacturing costs, component and material costs, and other direct product expenditures associated specifically with our video-on-demand hardware products.

  Programming. Programming expense includes license fees payable to content providers, costs related to the acquisition and production of digitally encoded programming content (including movies, videos, previews and promotions) and content duplication and distribution expenses. Historically, programming expense has represented a significant portion of our operating expenses, since we provided all programming content as an integral component of our end-to-end video-on-demand service. In the future, we expect that programming expense will decrease as a percentage of total operating expenses because we anticipate that some larger network operators will take responsibility for acquiring their own content.* We expect to continue to incur programming expense for network operators that elect to have us provide programming content or contract for an end-to-end video-on-demand service from us.*

  Operations. Operations expense includes the cost of field operations, both for initial launches and for ongoing support of our installed video-on-demand base. These costs include personnel and other costs for technical support, customer service training, installation, launch support, and maintenance costs for our video-on-demand system. In addition, operations expense includes personnel and other costs which support our ongoing manufacturing relationships for our video-on-demand hardware products with third-party manufacturers. We expect operations expense to increase in the future due to an increase in the manufacture and sale of our video-on-demand hardware.* To the extent network operators elect to contract with us for operations support, operations expense would increase in the area of field support and maintenance.

  Engineering and Development. Engineering and development expense consists of salaries, consulting fees, prototype hardware and other costs to support product development. Our engineering and development efforts involve ongoing system software development, system integration and new technology. To date, the most substantial portion of our operating expenses have been engineering and development expense. We expect to continue to incur significant engineering and development expenditures for continued development and enhancements to our video-on-demand products and services.* We believe these expenditures are necessary to remain competitive, to assure our products and services are integrated with industry standards and to offer new services, such as our recently introduced interactive program guide, and enhancements to our customers.*

  Sales and Marketing. To date, our sales and marketing expense has consisted of the costs of marketing our video-on-demand products and services to network operators and their customers and has included business development and marketing personnel, travel expenses, trade shows, consulting fees and promotional costs. Historically, our sales and marketing expense has also included telemarketing, direct mailings, targeted advertising and promotional campaigns and other direct marketing costs related to acquiring subscribers under our end-to-end video-on-demand service. In the future, we expect that direct marketing costs will not represent a significant component of total sales and marketing expense, as most network operators will take responsibility for marketing video-on-demand services to their subscribers.* To the extent we provide these services, they will likely be performed under individual service agreements with the network operators and, accordingly, will fluctuate with revenues. Our future sales and marketing costs will consist primarily of market development and product management expenses.

  General and Administrative. General and administrative expense consists primarily of salaries and related expenses of management and administrative personnel, professional fees and general corporate and administrative expense. In addition, general and administrative expense includes costs associated with the development, support and growth of our management information system infrastructure. We expect general and administrative expense to increase over time to support the expansion of our business activities.*

  Warrant Expense. Warrant expense represents the cost of the warrants issued to customers and a strategic business partner based on their estimated fair value, as determined using the Black-Scholes model, at the earlier of the grant date or the date it becomes probable that the warrants will be earned.

  Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date.

  Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, including our video-on-demand hardware. Generally, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Historically, depreciation expense has been a significant component of our operating expenses. This resulted from the significant investment in capital equipment necessary to deploy our end-to-end video-on-demand service. We expect depreciation expense to decrease as a component of operating expense in the future as network operators purchase the various video-on-demand hardware components directly from us.*

  Other Income and Expense. Other income and expense primarily consists of interest income and interest expense. Interest income consists of earnings on cash, cash equivalents and short-term investments. Interest expense consists primarily of accreted interest on our outstanding debt.


Results of Operations

Comparison of Years Ended June 30, 2000, 1999, and 1998

  Revenue

  Total revenue was $2.0 million for the fiscal year ended June 30, 2000, $293,000 for the fiscal year ended June 30, 1999 and $82,000 for the fiscal year ended June 30, 1998.

  Product Revenue. Product revenue was $1.4 million for fiscal 2000. Since we did not begin selling our video-on-demand hardware products until fiscal 2000, we did not record product revenue for fiscal 1999 and 1998. In addition, during fiscal 2000 we received $1.0 million for the future delivery of certain video-on-demand hardware, which was recorded as deferred revenue. This revenue will be recognized when this hardware is delivered and installed.

  License Revenue. License revenue was $46,000 for fiscal 2000. Since we did not begin licensing our video-on-demand system software until fiscal 2000, we did not record license revenues for fiscal 1999 and 1998.

  Service Revenue. Service revenue was $531,000 for fiscal 2000, $293,000 for fiscal 1999 and $82,000 for fiscal 1998. The increases between fiscal 1998, 1999 and 2000 were primarily due to increases in the number of video-on-demand subscribers.

 Operating Expenses

  Cost of Product Revenue. Cost of product revenue was $4.2 million for fiscal 2000. Included in our cost of product revenue for fiscal 2000 was an inventory write-down of $2.6 million related to our first generation video-on-demand hardware. We did not record cost of product revenue for fiscal 1999 and fiscal 1998.

  Programming. Programming expense was $4.3 million for fiscal 2000, $8.2 million for fiscal 1999 and $5.4 million for fiscal 1998. The decrease in programming expense from fiscal 1999 to fiscal 2000 was primarily attributable to reduced labor and personnel costs and other related program production service costs. In addition, we have reduced the number of trailers, previews, promotions, and other encoding related costs, resulting in a reduction of overall expenditures in this area. The increase in programming expense from fiscal 1998 to fiscal 1999 was primarily attributable to a significant increase in the volume of encoded programming in our content library and our multiple commercial deployments, including the coding of content in both the MPEG - 1 and MPEG - 2 format, and an increased level of trailers, previews, promotions produced in-house. In addition, we experienced increased personnel costs in the area of program acquisition and program production services.

  Operations. Operations expense was $6.7 million for fiscal 2000, $8.2 million for fiscal 1999 and $4.5 million for fiscal 1998. The decrease in operations expense from fiscal 1999 to fiscal 2000 was primarily the result of our decision to discontinue the manufacture of our own proprietary set-top box in the third quarter of fiscal 1999. As a result of that decision, our manufacturing operations expenses were lower in fiscal 2000. The increase in operations expense from fiscal 1998 to fiscal 1999 was primarily attributable to increased personnel costs in both the operations and manufacturing areas as we commercially introduced our video-on-demand products and services in multiple network operators' plants. In addition, we increased our manufacturing activities related to our VOD server and our prototype set-top boxes.
Operations expense, net of the manufacturing expenses related to our discontinued set-top box activities, has increased over the fiscal years presented primarily as a result of increased personnel costs in both field operations and server based manufacturing operations.

  Engineering and Development. Engineering and development expense was $27.1 million for fiscal 2000, $24.3 million for fiscal 1999 and $18.1 million for fiscal 1998. The increases in engineering and development expense between fiscal 1998, 1999 and 2000 were primarily attributable to the hiring of additional engineering and development personnel, outside consultants and other engineering expenses in connection with the further development and enhancement of our video-on-demand technology. In addition, the increases included expenditures for the development of new products and services such as our interactive program guide and integration activities related to digital broadcast platforms and middleware applications required for deployment by network operators.

  Sales and Marketing. Sales and marketing expense was $8.2 million for fiscal 2000, $5.7 million for fiscal 1999 and $4.4 million for fiscal 1998. The primary items contributing to the increases in marketing expense between fiscal 1998, 1999 and 2000 were promotional expenditures in connection with our recent commercial deployments, continued business development activities and product management costs.

  General and Administrative. General and administrative expense was $21.4 million for fiscal 2000, $15.8 million for fiscal 1999 and $8.6 million for fiscal 1998. Overall, the increases in general and administrative expense between fiscal 1998, 1999 and 2000 were a direct result of the growth in all phases of our operations. In addition to the increase in personnel related expenses, the increase between fiscal 1999 and fiscal 2000 in general and administrative expense was the result of increased rent expense due to the relocation of our corporate headquarters to a new facility in September, 1999 and international business development expenses, including the operations of an office in the United Kingdom.

  Depreciation and Amortization. Depreciation and amortization expense was $6.8 million for fiscal 2000, $19.3 million for fiscal 1999 and $5.3 million for fiscal 1998. The decrease in depreciation and amortization expense between fiscal 1999 and fiscal 2000 is primarily the result of approximately $9.1 million in write-downs recorded in the fourth quarter of fiscal 1999 related to older, prototype video-on-demand hardware. In addition, approximately $2.7 million of previously capitalized equipment was transferred to inventory in the fourth quarter of fiscal 1999. Each of these items also resulted in an increase in depreciation and amortization expense between fiscal 1998 and fiscal 1999.

  Warrant Expense.   For fiscal 2000, we recorded $2.1 million of expenses
related to the costs associated with warrants issued to customers and a strategic business partner. Charges for fiscal 2000 and future periods depends, in part, on the other parties' achievement of specified performance milestones. There were no similar warrant charges in fiscal 1999 and fiscal 1998.

  Amortization of Deferred Stock Compensation. We recorded deferred compensation expense of $2.6 million in fiscal 2000 and $738,000 in fiscal 1999. The increase in compensation expense between fiscal 1999 and fiscal 2000 was related to increased stock options granted to employees and consultants and increase in the estimate of the fair value of our common stock for accounting purposes over the option exercise price at the date of the grant. We expect to continue to grant options to employees, which may result in an increase in deferred stock-based compensation that will be amortized over the applicable vesting periods of the options. We did not record deferred stock compensation expense in fiscal 1998.

  Other Income and Expenses. Interest income was $6.1 million in fiscal 2000, $8.6 million for fiscal 1999 and $5.6 million for fiscal 1998. The decrease in interest income between fiscal 1999 and fiscal 2000 is the result of a decrease in cash and cash equivalent balances which are invested in short-term interest bearing accounts and a decrease in short-term investments. For similar reasons interest income increased between fiscal 1999 and fiscal 1998 as the aggregate balances of our cash and cash equivalents invested in short-term interest bearing accounts and short-term investments increased. Interest expense was $39.0 million for fiscal 2000, $34.0 million for fiscal 1999 and $13.7 million for fiscal 1998. The increase in interest expense between fiscal 1998 and fiscal 1999 represents approximately 4 months of interest charges.

 Provision for Income Taxes

  We have not provided for or paid federal income taxes due to our net losses. As of June 30, 2000, we had net operating loss carryforwards of approximately $214.3 million to offset future income subject to federal income taxes and $112.3 million available to offset future California taxable income. As of June 30, 2000, we had $21.8 million in net operating losses to offset future New Jersey taxable income and we had $11.0 million in net operating losses to offset future Pennsylvania taxable income. The extent to which such loss carryforwards can be used to offset future taxable income may be limited because of ownership changes pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

  From our inception through June 30, 2000, we have financed our operations primarily through the gross proceeds of private placements totaling approximately $103.3 million of equity and $250.0 million of high yield debt securities, net of repayments. As of June 30, 2000, we had cash and cash equivalents and short-term investments totaling $92.7 million.

  Net cash used in our operating activities was $58.2 million for fiscal 2000, $53.6 million for fiscal 1999 and $37.2 million for fiscal 1998. The net cash used in operations during these periods was primarily due to net losses, offset by the write-off of acquired in-process research and development in connection with the acquisition of SRTC, depreciation and amortization expense, amortization of debt issuance costs and the discount accretion on notes payable and amortization of deferred stock compensation and warrants expense. In addition, for fiscal 1998 net cash used in operations was off-set by a one time charge for in-process research and development expense in connection with the acquisition of SRTC, and as extraordinary loss in connection with the early extinguishment of outstanding debt.

  Net cash used for acquisitions of property and equipment was $8.0 million for fiscal 2000, $13.5 million for fiscal 1999, and $15.0 million for fiscal 1998 and consisted primarily of video-on-demand hardware and general capital equipment associated with our growth.

  Net cash provided by financing activities for fiscal 2000 was $28.1 million consisting primarily of $27.0 million raised by issuing preferred stock to General Instrument (subsequently acquired by Motorola), OpenTV, NTL, Liberate, and Starz Encore. For fiscal 1999, net cash provided by financing activities was $291,000, primarily reflecting stock option exercises. For fiscal 1998, net cash provided by financing activities was $245.9 million, provided by the net issuance of $46.0 million of preferred stock and $199.7 million of senior discount notes.

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

  We expect to require significant working capital and incur significant operating expenses in the future.* Working capital requirements include inventory expenditures for our video-on-demand and interactive program guide hardware and general capital expenditures associated with our anticipated growth. Our working capital needs will, in part, be determined by the rate at which network operators purchase and introduce our video-on-demand products and services. In addition to working capital, we intend to make significant expenditures for continued development and enhancement of our video-on-demand technology, development of new services and other expenses associated with the delivery of our video-on-demand products and services. Our actual cash requirements may vary from expectations and will depend on numerous factors and conditions, many of which are outside of our control. We may also use a portion of our cash resources to purchase some of our outstanding indebtedness in the open market from time to time depending on market conditions.

  We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements at least through the next twelve months.* Thereafter, we will need to raise significant additional funds to support our operations. However, we may need to raise additional funds earlier if our estimates of working capital and operating expenditure requirements change or prove to be inaccurate. We may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. We have no present commitments or arrangements assuring us of any future equity or debt financing, and there can be no assurance that we will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that we are unable to obtain such additional capital, we will be required to delay the expansion of our business or take other actions that would harm our business and our ability to achieve sufficient cash flow to service our indebtedness. To the extent that we raise additional cash by issuing equity securities, our existing stockholders will be diluted.

Acquired In-Process Research and Development Expense

  In April 1998, we acquired, in a stock-for-stock acquisition, 60% of the issued and outstanding stock of SRTC not already owned by us. We issued 3,277,539 shares of Series AA Preferred Stock and assumed all outstanding SRTC stock options. We accounted for the merger as a purchase, and, accordingly, the operating results of SRTC have been included in our consolidated financial statements since April 1, 1998. As a result of the SRTC acquisition, we allocated $535,000 to intangible assets and $24.3 million to acquired in-process research and development expenses as a charge to our operations for fiscal 1998.




  All of the potential changes noted above are based on a sensitivity analysis performed on our balances as of June 30, 2000.

Recent Accounting Pronouncements

  In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, and amendment to FASB Statement No. 133". Statement No. 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply Statement No. 133. Statement 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133", and Statement No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not determined the impact that SFAS 133 and SFAS 138 will have on our financial statements and believe that such determination will not be meaningful until closer to the date of initial adoption.

  In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which will be effective for us in the first quarter of fiscal 2001. We believe that our current revenue recognition principles comply with this bulletin.

  In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (Fin 44) "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of Accounting Principles Board (APB) Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000. We believe that FIN 44 will not have a material effect on our financial position or results of operations.

Factors Affecting Operating Results

We are an early stage company with limited revenues and a history of losses, we expect to continue to incur substantial losses and negative cash flow and we may never achieve or sustain profitability

  We are an early stage company with limited commercial operating history. We have generated revenues of $2.3 million and have incurred net losses of approximately $357.7 million since our inception through June 30, 2000. We expect to continue to incur substantial losses and experience substantial negative cash flow for at least the next few years as we continue to develop our video-on-demand service capability and sell and license our products and services. We do not expect to generate substantial revenues unless and until our video-on-demand products and services are deployed at a significant number of additional cable systems and a significant number of viewers access our service. If we do not achieve and sustain profitability in the future, then we may be unable to continue our operations.

  Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Our future success depends on a number of factors, including the following:

  . our ability to enter into agreements for broad distribution of our video-on-demand and interactive program guide products and services to network operators;

  . the extent to which cable operators upgrade their cable plant to enable two-way operation and deploy digital set-top boxes;

  . the extent to which viewers use our products and services for interactive, on-demand television;

  . our ability to continue integrating our software and hardware with other digital applications and services selected by network operators in the United States and internationally, including set-top boxes, application managers and set-top box operating systems, cable system components and electronic program guides;

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

  Due to these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful or indicative of future performance. You should not rely on our results for any one quarter as an indication of our future performance. It is likely that in some future quarters or years our operating results will fall below the expectations of securities analysts or investors.

If we do not achieve broad deployment of our video-on-demand and interactive program guide products and services, our business will not grow

  Our future success depends in large part on our ability to sell our products and services and deploy our video-on-demand system in a broad base of cable systems, on terms that will generate a profit. We believe that network operators will initially be unwilling to commit to broad deployments of our video-on-demand services and products until they have completed trials of our services as well as those of competitors.* Our ability to achieve broad network operator deployments will depend on our success in demonstrating that:

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

If the limited deployments of our video-on-demand service with network operators are not expanded, our results of operations and our reputation will suffer

  We have deployed our video-on-demand service in a single cable system owned by Charter, a multiple-headend cable system owned by MediaOne, and three cable systems owned by Insight. In May 2000, we entered into an agreement with Charter to deploy our video-on-demand service in a number of additional cable systems. The existing deployments with Charter, Insight, and MediaOne currently serve a limited number of approximately 25,000 customers. These network operators may not continue these deployments beyond the terms of our existing agreements, and they may choose not to broadly deploy our video-on-demand service in existing or additional cable systems. In the past, we had limited scope video-on-demand trials with other network operators that did not result in broad deployments. If we are unable to add a substantial number of cable systems to the existing contracts with the network operators currently deploying our products and services, our results of operations will suffer. In addition, our reputation and our ability to enter into agreements with other network operators could be impaired.

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

Our interactive program guide is a new product that has not been accepted by network operators and competes with well-established products from competitors having significantly greater resources

  Our interactive program guide is a new product in a well-established market. The market for electronic program guides has two major participants, TV Guide and Gemstar, which have recently merged into one company. Our interactive program guide competes with those companies' guides, which are already broadly deployed by network operators. Our guide also competes with an interactive program guide currently being deployed by Interactive Channel. We expect that our interactive program guide will not be broadly deployed until its features are fully developed and field tested. In addition, network operators' acceptance of our interactive program guide will depend on the appeal of our business model for the guide, which is unproven. As a result, network operators may not accept our interactive program guide and may choose to use guides from more well-established competitors. Our competitors have significantly greater resources than we do, and TV Guide has an exclusive long-term agreement with the largest cable operator, AT&T. Consequently, we may not be able to compete effectively or at all in the electronic program guide market.

If we do not obtain substantial additional funds in the future, we may be unable to continue to grow our business or repay our indebtedness

  We will require substantial additional funds in order to continue the development, sale, license and provision of our video-on-demand and interactive program guide products and services and, commencing on September 1, 2003, to make cash interest payments on our indebtedness. We have made and expect to continue to make significant investments in working capital in order to fund development activities, commercially deploy our video-on-demand service, sell our products and services and fund operations. We expect to continue to incur significant operating losses and expect that our operating cash flow will be increasingly negative over at least the next few years. We believe our existing cash, cash equivalents and short-term investments together will be sufficient to meet our cash requirements at least through the next twelve months.* However, we may need to raise additional funds earlier if our estimates of working capital or capital expenditure requirements change or prove to be inaccurate. We may also need to raise significant additional funds in order to respond to unforeseen technological, marketing or competitive hurdles or to take advantage of unanticipated opportunities.

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

Our lengthy sales cycle may cause fluctuations in our operating results, which could cause our stock price to decline

   We believe that the purchase of our products and services involves a significant commitment of capital and other resources by a network operator. In many cases, the decision to purchase our products and services requires network operators to change their established business practices and conduct their business in new ways. As a result, we need to educate network operators on the use and benefits of our products and services, which can require significant time and resources without necessarily resulting in revenues. In addition, network operators generally must consider a wide range of other issues before committing to purchase and incorporate our technology into their offerings and obtain approval at a number of levels of management. Our sales cycle has ranged from six months to a number of years. Our lengthy sales cycle limits our ability to forecast the timing and amount of specific sales, and the resulting fluctuations in our operating results may cause our stock price to decline.

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

  We provide products and services that compete in all three categories. Although none of our video-on-demand competitors offer products and services in all of these categories, some of them may form alliances in order to develop an integrated end-to-end video-on-demand system that may be more attractive to network operators and their subscribers. Some of our video-on-demand competitors have long standing business relationships with network operators and may be able to use those relationships to gain a competitive advantage over us.

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

If we are unable to adequately protect or enforce our intellectual property rights, we could suffer competitively, incur costly litigation expenses or lose valuable assets

  Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements. We have been awarded patents and have filed applications and intend to file additional applications for patents covering various aspects of our video-on-demand and interactive program guide products and services. Any patents issued may be challenged, invalidated or circumvented, and the rights granted under any patents may not provide proprietary protection to us. We may not be successful in maintaining these proprietary rights, and our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technologies. To the extent we integrate our products with those of third parties, we may be required to disclose or license intellectual property to those companies, and these companies could appropriate our technology or otherwise improperly exploit the information gained through this integration. If we believe third parties are infringing upon our intellectual property, we may be forced to expend significant resources enforcing our rights or suffer competitive injury.

If third parties claim that we infringe their intellectual property, our ability to use some technologies and products could be limited, and we may incur significant costs to resolve these claims

   From time to time, we have received notices from third parties claiming infringement of intellectual property rights. Although we do not believe that we infringe any third party's intellectual property rights, we could encounter similar claims or litigation in the future.* Gemstar, a primary provider of interactive program guides, has actively assembled and continues to acquire a portfolio of intellectual property in the field of interactive program guides and has aggressively sought recourse against any parties that it believes infringes its intellectual property. Although we believe that we do not infringe any published patents relating to our implementation of an interactive program guide and have not been served notice of any potential infringement, this provider may make such a claim in the future, which could result in legal action.* Because patent applications in the United States are not publicly disclosed until the patent has been issued, applications may have been filed that, if issued as patents, would relate to our products. In addition, we have not completed a comprehensive patent search relating to the technology used in our video-on-demand and interactive program guide products and services.

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

  Various subassemblies and components used in our video server and access equipment are procured from single sources and others are procured only from a limited number of sources. Consequently, we may be adversely affected by worldwide shortages of components, significant price increases, reduced control over delivery schedules, and manufacturing capability, quality and cost. Although we believe alternative suppliers of products, services, subassemblies and components are available, the lack of alternative sources could harm our ability to deploy our video-on-demand and interactive program guide systems.* Manufacturing lead times can be as long as nine months for some critical components. Therefore, we may require significant working capital to pay for such components well in advance of both hardware orders and revenues. Moreover, a prolonged inability to obtain components could harm our business and could result in damage to network operator relationships.

If we are unable to acquire programming content on reasonable terms, our ability to derive revenues from deployments where we provide programming content will be limited

   In those network operator deployments where we provide programming content, our success will depend, in part, on our ability to obtain access to sufficient movies (including new releases and library titles), special interest videos and other programming content on commercially acceptable terms. Although we have entered into arrangements with most of the major movie studios and a number of other content providers for our initial deployments, we may not be able to continue to obtain the content during the segment of time available to video-on-demand providers and others such as pay-per-view providers, to support our video-on-demand service beyond the geographic area of our initial deployments. Studios may require us to make prepayments prior to the time that customers pay for viewing a title or require us to enter into long-term contracts with minimum guarantees or payments. Further, studios may increase the license fees currently charged to us. If we are unable to obtain timely access to content on commercially acceptable terms, our ability to obtain revenue from deployments where we provide content will be limited.

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

  An important component of the compensation of our personnel is stock options, which vest typically over a five-year period. We face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their options have vested. To retain our employees, we expect to continue to grant new options subject to vesting schedules, which could be dilutive to investors.

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

Our leverage is substantial and will increase, making it more difficult to respond to changing business conditions

  We are highly leveraged. As of June 30, 2000, we had senior discount notes payable of approximately $312.8 million. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008 at the aggregate par value of $463.0 million. The degree to which we are leveraged could have important consequences to us and our investors, including, but not limited to, the following:

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

 Control by Insiders

  Our executive officers and named directors, together with entities affiliated with such individuals, and Acorn Ventures, Inc. beneficially own approximately 34.7% of the Common Stock (assuming conversion of all outstanding Preferred Stock into Common Stock). Accordingly, these stockholders have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

 Forward-Looking Statements

  The statements contained in the "Factors Affecting Operating Results" section that are not historical facts are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, including statements regarding market opportunity, deployment plans, market acceptance, business models, capital requirements, anticipated net losses and negative cash flow, revenue growth, anticipated operating expenditures and product development plans are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, those discussed in this "Factors Affecting Operating Results" section, which could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Market Risk Disclosures

  The following discussion about our market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and derivatives.

 Interest Rate Sensitivity

  We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.


  Our short-term investments have generally been available-for-sale. Gross unrealized gains and losses were not significant as of June 30, 2000.

  The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio (in thousands, except average yields) at June 30, 2000.

                                                       Carrying        Average
                                                        Amount          Yield
                                                    -------------   ------------
U.S. government obligations                            $27,019           6.25%
Commercial paper                                        45,459           6.63%
Certificates of deposits                                 2,079           4.55%
Money market instruments                                 1,225           6.25%
Auction rate preferred stock certificates               16,900           6.65%
                                                    -------------

               Total                                    92,682

Included in cash and cash equivalents                   66,253
Included in short-term investments                      26,429
                                                    -------------
               Total                                    92,682
                                                    =============

Foreign Currency Risks

  We believe that our exposure to currency exchange fluctuation risk is insignificant because our transactions with international vendors are generally denominated in U.S. dollars, which is considered to be the functional currency for our company and subsidiaries.* The currency exchange impact on intercompany transactions was immaterial in 2000.

Item 8.  Financial Statements and Supplementary Data

                                                                           Page
Independent Auditors' Report..............................................   32
Consolidated Balance Sheets...............................................   33
Consolidated Statement of Operations......................................   34
Consolidated Statement of Stockholders' Deficit...........................   35
Consolidated Statement of Cash Flows......................................   36
Notes to Consolidated Financial Statements................................   37

                         Independent Auditors' Report

The Board of Directors
DIVA Systems Corporation:

We have audited the accompanying consolidated balance sheets of DIVA Systems Corporation (the Company), and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DIVA Systems Corporation and subsidiaries as of June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ KMPG LLP

Mountain View, California
July 31, 2000

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except per share data)


                                                                                                June 30,
                                                                                -----------------------------------------
                                     Assets                                            1999                  2000
                                                                                -------------------    ------------------
Current assets:
  Cash and cash equivalents                                                        $     89,239            $     66,253
  Short-term investments                                                                 41,498                  26,429
  Accounts receivable                                                                        --                     264
  Inventory                                                                               2,663                   3,143
  Prepaid expenses and other current assets                                               2,096                   3,520
                                                                                   ------------             -----------
      Total current assets                                                              135,496                  99,609

Property and equipment, net                                                               9,792                  12,648
Debt issuance costs, net                                                                  8,114                   6,500
Deposits and other assets                                                                   550                     596
Intangible assets, net                                                                      312                     134
                                                                                   ------------            ------------
      Total assets                                                                 $    154,264            $    119,487
                                                                                   ============            ============

    Liabilities, Redeemable Warrants, and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                 $      2,784            $      5,121
  Other current liabilities                                                               1,221                   4,441
  Deferred revenue                                                                           --                   1,015
  Current portion of capital lease obligation                                                --                     676
                                                                                   ------------            ------------
      Total current liabilities                                                           4,005                  11,253
                                                                                   ------------            ------------
Notes payable                                                                           275,564                 312,815
Redeemable put warrants                                                                      --                  11,989
Long-term portion of lease payable                                                           --                   1,029
Deferred rent                                                                                --                     780
                                                                                   ------------            ------------
      Total liabilities                                                                 279,569                 337,866
                                                                                   ------------            ------------
Redeemable warrants                                                                       2,108                   7,007
                                                                                   ------------            ------------

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; 80,000,000 shares authorized in 1999 and 2000, respectively; 21,390,283, and 24,495,463 shares issued and outstanding as of June 30, 1999, and 2000, respectively; (liquidation preference of $97,883 and
   as of June 30, 1999 and 2000, respectively)                                               21                      24
Common stock, $0.001 par value; 165,000,000 shares authorized in 1999 and 2000, respectively; 17,463,574 and 18,615,618
   shares issued and outstanding as of June 30, 1999 and
   2000, respectively                                                                        17                      19
Additional paid-in capital                                                              117,170                 138,211
Deferred compensation                                                                    (1,248)                 (5,954)
Accumulated deficit                                                                    (243,373)               (357,686)
                                                                                   ------------            ------------
      Total stockholders' deficit                                                      (127,413)               (225,386)
                                                                                   ------------             -----------
      Total liabilities, redeemable warrants, and stockholders' deficit            $    154,264            $    119,487
                                                                                   ============            ============

See accompanying notes to consolidated financial statements.

                  DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Operations
                     (in thousands except per share data)

                                                             Years ended June 30,
                                             -----------------------------------------------------
                                                  1998               1999               2000
                                             ----------------   ----------------   ---------------
Revenue:
    Product                                  $             --   $             --   $         1,380
    License                                                --                 --                46
    Service                                                82                293               531
                                             ----------------   ----------------   ---------------
           Total revenue                                   82                293             1,957

Operating expenses:
    Cost of product revenue                                --                 --             4,224
    Programming                                         5,370              8,159             4,300
    Operations                                          4,542              8,162             6,684
    Engineering and development                        18,070             24,321            27,080
    Sales and marketing                                 4,384              5,707             8,159
    General and administrative                          8,552             15,843            21,380
    Depreciation and amortization                       5,306             19,305             6,826
    Warrant expense                                        --                 --             2,075
    Amortization of stock compensation                     --                738             2,583
    Acquired-in-process research and
       development                                     24,321                 --                --
                                             ----------------   ----------------   ---------------
            Total operating expenses                   70,545             82,235            83,311
                                             ----------------   ----------------   ---------------
            Operating loss                             70,463             81,942            81,354
                                             ----------------   ----------------   ---------------

Other (income) expense, net:
    Equity in loss of investee                          1,631                 --                --
    Interest income                                    (5,632)            (8,645)           (6,057)
    Interest expense                                   13,730             33,967            39,016
                                             ----------------   ----------------   ---------------
            Total other expense, net                    9,729             25,322            32,959
                                             ----------------   ----------------   ---------------

            Loss before extraordinary item             80,192            107,264           114,313

Extraordinary loss -- early
    extinguishment of debt                             10,676                 --                --
                                             ----------------   ----------------   ---------------
            Net loss                                   90,868            107,264           114,313

Accretion of redeemable warrants and
issuance of redeemable put warrants                       763                969            16,888
                                             ----------------   ----------------   ---------------
            Net loss attributable to
              common stockholders            $         91,631   $        108,233   $       131,201
                                             ================   ================   ===============

Basic and diluted net loss per share:
    Loss before extraordinary item           $           4.92   $          6.31    $          7.29
    Extraordinary loss -- early
       extinguishment of debt                            0.65                 --                --
                                             ----------------   ----------------   ---------------

            Net loss per share               $           5.57   $          6.31    $          7.29
                                             ================   ================   ===============

Shares used in per share computation                   16,447             17,147            17,987
                                             ================   ================   ===============

See accompanying notes to the consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Deficit
                       (in thousands, except share data)

                                                                              Preferred stock              Common stock
                                                                      ----------------------------  ----------------------------
                                                                          Shares         Amount        Shares          Amount
                                                                      -------------    -----------  -----------    -------------
Balances as of June 30, 1997                                              9,794,042    $       10    16,549,874    $        16

Accretion of redeemable warrants                                                 --            --            --             --
Sales of Series D preferred stock in August and September 1997 at
$5.72 per share, net of issuance costs of $1,379                          8,279,590             8            --             --
Issuance of common stock warrants in connection with notes payable
issued in February 1998                                                          --            --            --             --
Issuance of Series AA preferred stock at $6.50 per share and issuance of Series AA preferred stock options in April 1998 in connection
   with SRTC purchase                                                     3,277,539             3            --             --
Exercise of Series AA preferred stock options associated with SRTC
purchase                                                                     21,116            --            --             --
Exercise of common stock options                                                 --            --       565,050              1
Class A and B common stock assumed in connection with SRTC purchase              --            --       (14,746)            --
Issuance of common stock in May 1998 at $2.40 per share in connection
with research and development arrangement                                        --            --       100,000             --
Net loss                                                                         --            --            --             --
                                                                        -----------    ----------    ----------      ---------
Balances as of June 30, 1998                                             21,372,287            21    17,200,178             17

Accretion of redeemable warrants                                                 --            --            --             --
Deferred compensation expense on stock option issuances                          --            --            --             --
Amortization of deferred compensation expense                                    --            --            --             --
Exercise of common stock options                                                 --            --       278,120             --
Issuance of common stock in June 1999 at $3.35 per share as
compensation for services                                                        --            --        30,650             --
Repurchase of common stock                                                       --            --       (45,374)            --
Exercise of Series AA preferred stock options                                17,996            --            --             --
Net loss                                                                         --            --            --             --
                                                                        -----------    ----------    ----------      ---------
Balances as of June 30, 1999                                             21,390,283            21    17,463,574             17


Accretion of redeemable warrants                                                 --            --            --             --
Issuance of redeemable put warrants associated with the 1996 notes               --            --            --             --
Deferred compensation expense on stock option issuances                          --            --            --             --
Amortization of deferred compensation expense                                    --            --            --             --
Exercise of common stock options                                                 --            --     1,171,215               2
Sales of Series E, F and G preferred stock in December, April and May
2000 at $9.00 per share, net of issuance costs                            3,000,002             3            --             --
Repurchase of common stock                                                      (57)           --       (19,171)            --
Exercise of Series AA preferred stock options                               105,235            --            --             --
Issuance of warrants                                                             --            --            --             --
Net loss                                                                         --            --            --             --
                                                                        ===========    ==========    ==========      =========
Balances as of June 30, 2000                                             24,495,463    $       24    18,615,618      $      19
                                                                        ===========    ==========    ==========      =========

                                                                                Additional

                                                                                 paid-in         Deferred        Accumulated

                                                                                 capital       compensation        deficit
                                                                               ----------     ----------------  ------------
Balances as of June 30, 1997                                                 $    28,934       $     --         $ (45,241)

Accretion of redeemable warrants                                                    (763)            --                --
Sales of Series D preferred stock in August and September 1997 at
$5.72 per share, net of issuance costs of $1,379                                  45,972             --                --
Issuance of common stock warrants in connection with notes payable
issued in February 1998                                                           18,057             --                --
Issuance of Series AA preferred stock at $6.50 per share and issuance of Series AA preferred stock options in April 1998 in connection
   with SRTC purchase                                                             23,046             --                --
Exercise of Series AA preferred stock options associated with SRTC
purchase                                                                               3             --                --
Exercise of common stock options                                                     270             --                --
Class A and B common stock assumed in connection with SRTC purchase                   --             --                --
Issuance of common stock in May 1998 at $2.40 per share in connection
with research and development arrangement                                            240             --                --
Net loss                                                                              --             --           (90,868)
                                                                               ---------       --------         ---------
Balances as of June 30, 1998                                                     115,759             --          (136,109)

Accretion of redeemable warrants                                                    (969)            --                --
Deferred compensation expense on stock option issuances                            1,986         (1,986)               --
Amortization of deferred compensation expense                                         --            738                --
Exercise of common stock options                                                     305             --                --
Issuance of common stock in June 1999 at $3.35 per share as
compensation for services                                                            103             --                --
Repurchase of common stock                                                           (20)            --                --
Exercise of Series AA preferred stock options                                          6             --                --
Net loss                                                                              --             --          (107,264)
                                                                               ---------       --------         ---------
Balances as of June 30, 1999                                                     117,170         (1,248)         (243,373)


Accretion of redeemable warrants                                                  (4,899)            --                --
Issuance of redeemable put warrants associated with the 1996 notes               (11,989)            --                --
Deferred compensation expense on stock option issuances                            7,289         (7,289)               --
Amortization of deferred compensation expense                                         --          2,583                --
Exercise of common stock options                                                   1,562             --                --
Sales of Series E, F and G preferred stock in December, April and May
2000 at $9.00 per share, net of issuance costs                                    26,997             --                --
Repurchase of common stock                                                           (12)            --                --
Exercise of Series AA preferred stock options                                         18             --                --
Issuance of warrants                                                               2,075             --                --
Net loss                                                                              --             --          (114,313)
                                                                             ===========       ========         =========
Balances as of June 30, 2000                                                 $   138,211       $ (5,954)        $(357,686)
                                                                             ===========       ========         =========

                                                                                Total

                                                                             stockholders'

                                                                               deficit
                                                                           ----------------
Balances as of June 30, 1997                                               $   (16,281)

Accretion of redeemable warrants                                                  (763)
Sales of Series D preferred stock in August and September 1997 at
$5.72 per share, net of issuance costs of $1,379                                45,980
Issuance of common stock warrants in connection with notes payable
issued in February 1998                                                         18,057
Issuance of Series AA preferred stock at $6.50 per share and issuance of Series AA preferred stock options in April 1998 in connection
   with SRTC purchase                                                           23,049
Exercise of Series AA preferred stock options associated with SRTC
purchase                                                                             3
Exercise of common stock options                                                   271
Class A and B common stock assumed in connection with SRTC purchase                 --
Issuance of common stock in May 1998 at $2.40 per share in connection
with research and development arrangement                                          240
Net loss                                                                       (90,868)

                                                                           -----------
Balances as of June 30, 1998                                                   (20,312)

Accretion of redeemable warrants                                                  (969)
Deferred compensation expense on stock option issuances                             --
Amortization of deferred compensation expense                                      738
Exercise of common stock options                                                   305
Issuance of common stock in June 1999 at $3.35 per share as
compensation for services                                                          103
Repurchase of common stock                                                         (20)
Exercise of Series AA preferred stock options                                        6
Net loss                                                                      (107,264)

                                                                           -----------
Balances as of June 30, 1999                                                  (127,413)


Accretion of redeemable warrants                                                (4,899)
Issuance of put warrants associated with the 1996 notes                        (11,989)
Deferred compensation expense on stock option issuances                             --
Amortization of deferred compensation expense                                    2,583
Exercise of common stock options                                                 1,564
Sales of Series E, F and G preferred stock in December, April and May
2000 at $9.00 per share, net of issuance costs                                  27,000
Repurchase of common stock                                                         (12)
Exercise of Series AA preferred stock options                                       18
Issuance of warrants                                                             2,075
Net loss                                                                      (114,313)

                                                                           -----------
Balances as of June 30, 2000                                               $  (225,386)
                                                                           ===========

See accompanying notes to consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                       (in thousands, except share data)


                                                                             Years ended June 30,
                                                                 ---------------------------------------------
                                                                     1998           1999            2000
                                                                 -------------  --------------  --------------
Cash flows from operating activities:
   Net loss                                                        $ (90,868)      $(107,264)     $(114,313)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Acquired in-process research and development                  24,321              --             --
        Depreciation and amortization                                  5,306          19,305          6,826
        Equity in loss of investee                                     1,631              --             --
        Loss on disposition of property and equipment                     --           1,264             --
        Inventory write down                                              --              --          2,626
        Amortization of debt issuance costs and
          Accretion of discount on notes payable                      13,902          33,943         38,902
        Issuance of stock for services                                   240             103             --
        Amortization of deferred stock compensation                       --             738          2,519
        Warrants expense                                                  --              --          2,075
        Stock options issued for services                                 --              --             64
        Extraordinary loss                                            10,676              --             --
        Changes in operating assets and liabilities:
          Accounts receivable                                             --              --           (264)
          Inventory                                                       --              --         (2,550)
          Other assets                                                  (610)         (1,368)        (1,424)
          Accounts payable                                            (2,659)           (263)         2,337
          Other current liabilities                                      864             (79)         3,220
          Deferred rent                                                   --              --            780
          Deferred revenue                                                --              --          1,015
                                                                   ---------       ---------      ---------

             Net cash used for operating activities                  (37,197)        (53,621)       (58,187)
                                                                   ---------       ---------      ---------

Cash flows from investing activities:
   Purchases of property and equipment                               (13,364)        (13,497)        (8,009)
   Deposits on property and equipment                                 (1,631)             --            (46)
   Purchase of short-term investments                                (30,015)       (113,072)       (27,749)
   Proceeds from the sale of short-term
    investments                                                           --         101,589         42,818
   Proceeds from the sale of assets                                       --              --             69
   Cash acquired in business combination                                 402              --             --
   Restricted cash released                                            3,230              --             --
                                                                   ---------       ---------      ---------

             Net cash provided (used) by investing activities        (41,378)        (24,980)         7,083
                                                                   ---------       ---------      ---------

Cash flows from financing activities:
   Issuance of preferred stock, net                                   45,980              --         27,000
   Exercise of stock options                                             274             311          1,582
   Repurchase of stock                                                    --             (20)           (12)
   Proceeds from notes payable and warrants, net of issuance
    costs                                                            199,655              --            --
   Payments on capital lease                                              --              --           (415)
   Payments on notes payable                                             (19)             --            (37)
                                                                   ---------       ---------      ---------

             Net cash provided by financing activities               245,890             291         28,118
                                                                   ---------       ---------      ---------

Net increase (decrease) in cash and cash equivalents                 167,315         (78,310)       (22,986)

Cash and cash equivalents at beginning of year                           234         167,549         89,239
                                                                   ---------       ---------      ---------

Cash and cash equivalents at end of year                           $ 167,549       $  89,239      $  66,253
                                                                   =========       =========      =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                        $       7       $       5      $      --
                                                                   =========       =========      =========
   Noncash investing and financing activities:
     Issuance of common stock in exchange for
        investment in affiliate                                    $  23,049       $      --      $      --
                                                                   =========       =========      =========
      Issuance of put warrants associated with the
        1996 notes                                                 $      --       $      --      $  11,989
                                                                   =========       =========      =========
      Accretion of redeemable warrants                             $     763       $     969      $   4,899
                                                                   =========       =========      =========
      Deferred compensation associated with
        stock option activity                                      $      --       $   1,986      $   7,289
                                                                   =========       =========      =========
      Transfer of property and equipment to
        inventory                                                  $      --       $   2,663      $     556
                                                                   =========       =========      =========
      Equipment acquired under capital lease
        obligations                                                $      --       $      --      $   2,120
                                                                   =========       =========      =========

See accompanying notes to consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

(1)  Description of Business and Summary of Significant Accounting Policies

(a)  Description of Business

     DIVA Systems Corporation (the Company) is a leading provider of interactive, video-on-demand products and services. The Company was incorporated on June 15, 1995. Since no activity occurred in the Company between June 15, 1995 and June 30, 1995, the Company has used July 1, 1995, as its inception date.

     For periods prior to October 1, 1999, the Company was considered to be in the development stage.

(b)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the United States, Canada and the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)  Cash, Cash Equivalents, and Short-Term Investments

     Cash and cash equivalents consist of cash and highly liquid investments such as money market funds and commercial paper with maturities at date of purchase of less than 90 days.

     Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 1999 and 2000, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, net of related deferred income taxes, reported as a component of accumulated other comprehensive income in stockholders' equity.

     Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in the consolidated statement of operations. There have been no declines in value judged to be other than temporary through June 30, 2000. The cost of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

(f)  Debt Issuance Costs

     Underwriting, legal and accounting fees associated with the issuance of the notes payable are being amortized to interest expense using the effective interest method over the term of the notes. Amortization expense in 1998, 1999, and 2000 was $609,000, $1,409,000, and $1,613,000, respectively.

(g)  Intangible Assets

     Intangible assets consist principally of assembled workforce. Intangible assets are amortized on a straight-line basis over three years. Accumulated amortization as of June 30, 2000 was $401,000. The Company's policy is to evaluate the excess of cost over the net assets of businesses acquired based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related business.

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

(j)  Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants and redeemable put warrants (see
Note 4) and the weighted-average number of outstanding shares of common stock. Potential common and preferred shares that could dilute earnings per share in future periods but have been excluded from the determination of diluted net loss per share because the effect of such shares would have been anti-dilutive are as follows:

                                                                       June 30,
                                                   --------------------------------------------------
                                                       1998               1999              2000
                                                   --------------    ---------------    -------------
     Common stock options...................           5,200,260          7,875,745        7,915,921
     Common stock warrants..................           4,762,800          4,862,800        6,196,067
     Preferred stock........................          21,372,287         21,390,283       24,495,463
     Preferred stock options................                ----            243,592          102,016
     Preferred stock warrants...............           2,023,906          2,298,906        3,087,794

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

(k)  Stock Split

     In March 1998, the Company effected a two-for-one stock split. All applicable share and per share data have been adjusted for the stock split.

(l)  Revenue Recognition

     The Company's contracts are generally multiple-element arrangements with a network operator involving a combination of video-on-demand hardware products, licenses for system software and selected content and operational services. As a result, we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," and Statement of Position 98-9, "Software Revenue Recognition, with Respect to Certain Transactions." Statement of Position 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. Statement of Position 98-9 requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, revenue for the undelivered elements is deferred and subsequently recognized in accordance with Statement of Position 97-2. Evidence of the fair value of the individual elements in our current agreements does not exist.

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

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000


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

(p)  Fair Value of Financial Instruments


     The carrying amount of financial instruments, including cash, cash equivalents, and short-term investments, approximated fair values as of June 30, 2000, due to the relatively short maturity of these instruments. The Company's notes payable are held by a number of financial institutions and are not publicly traded. The Company estimates that the fair value of the notes payable as of June 30, 2000, based on limited dealer transactions, approximated $245.4 million.

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


(r)  New Accounting Pronouncements


     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, and amendment to FASB Statement
No. 133". Statement No. 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply Statement No. 133. Statement 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133", and Statement No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not determined the impact that SFAS 133 and SFAS 138 will have on our financial statements and believe that such determination will not be meaningful until closer to the date of initial adoption.

     In December 1999, the Securities and Exchange Commission issued SAB
No. 101, "Revenue Recognition in Financial Statements," which will be effective for us in the first quarter of fiscal 2001. We believe that our current revenue recognition principles comply with this bulletin.

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board (APB) Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000. We believe that FIN 44 will not have a material effect on our financial position or results of operations.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

(2)  Financial Statement Details

(a)  Cash, Cash Equivalents and Short-Term Investments

     As of June 30, 1999 and 2000, the fair value of the securities was at gross amortized cost. The fair value of securities available-for-sale as of June 30, 1999 and 2000, are as follows (in thousands):

                                                                                         June 30,
                                                                           --------------------------------
                                                                               1999                 2000
                                                                           ------------         -----------
      U.S. government obligations.................................         $   66,608           $    27,019
      Commercial paper............................................             36,752                45,459
      Certificates of deposits....................................              1,002                 2,079
      Money market instruments....................................                875                 1,225
      Auction rate preferred stock certificates...................             25,500                16,900
                                                                           ----------           -----------
           Total..................................................         $  130,737           $    92,682
                                                                          ===========           ===========
      Included in cash and cash equivalents.......................             89,239                66,253
      Included in short-term investments..........................             41,498                26,429
                                                                          -----------           -----------
           Total..................................................         $  130,737           $    92,682
                                                                          ===========           ===========

(b)  Inventories

     A summary of inventories at June 30, 2000 are as follows (in thousands):

                                                                                         June 30,
                                                                           --------------------------------
                                                                               1999                 2000
                                                                           ------------        ------------
      Raw materials................................................         $       ---        $        911
      Work-in-process..............................................                 773               2,232
      Finished goods...............................................               1,890                 ---
                                                                            -----------        ------------
            Total..................................................         $     2,663        $      3,143
                                                                            ===========        ============

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

(c)  Property and Equipment

     A summary of property and equipment are as follows (in thousands):

                                                                      June 30,
                                                           --------------------------------
                                                               1999                 2000
                                                           ------------        ------------
     Furnitures and fixtures............................    $       806         $       817
     Office equipment...................................            318                 819
     Servers and related hardware.......................         10,672              10,110
     Computer and other equipment.......................         11,943              16,564
     Leasehold improvements.............................          1,363               4,147
     Construction-in-progress...........................             --                 507
                                                            -----------          ----------
                                                                 25,102              32,964
     Less accumulated depreciation and amortization.....         15,310              20,316
                                                            -----------          ----------
                                                            $     9,792          $   12,648
                                                            ===========          ==========

     In June 1999, in conjunction with the shift in marketing strategy, the Company wrote-down video servers and related hardware by $9,104,000 to reflect the fair market value of this equipment. This charge is included in depreciation and amortization expense for the year ended June 30, 1999. In addition, the Company reclassified $2,663,000 from fixed assets to inventory at June 30, 1999.

(d)  Other Current Liabilities

     A summary of other current liabilities are as follows (in thousands):

                                                                      June 30,
                                                           --------------------------------
                                                               1999                 2000
                                                           ------------        ------------
     Accrued compensation...............................     $      899         $     1,989
     Other accrued liabilities..........................            322               2,452
                                                             ----------         -----------
            Total.......................................     $    1,221         $     4,441
                                                             ==========         ===========

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

(3)  Affiliate Transactions

(a)  Initial Investment

     In December 1995, the Company entered into a joint equity investment and license agreement (the License Agreement) with Sarnoff Real Time Corporation
(SRTC), whereby the Company acquired 8,067,074 shares of SRTC common stock, representing approximately 40% ownership interest in the equity of SRTC on a fully diluted basis, in exchange for 6,654,000 shares of the Company's common stock, plus two shares of Class B common stock. This transaction was recorded at the estimated fair value of the Company's common stock issued. The value of DIVA's common stock was estimated at $0.075 per share and was determined by the board of directors based on the current financial condition, business outlook, status of product development efforts, preferences of outstanding senior securities, book value, and business risks and opportunities relevant to the Company. The Company had sold preferred stock in December 1995 at $0.825 per share. There were no significant contemporaneous sales of common stock for cash during this time. This investment was accounted for using the equity method. On December 4, 1997, the Company and SRTC entered into a Development Services Agreement. The Development Services Agreement required the Company to pay SRTC $4,900,000 in development fees in exchange for SRTC's continued technology development of the Sarnoff Server, for the Company's video-on-demand service. In addition, the Company agreed to pay $2,300,000 for servers to be delivered in fiscal 1998 and 1999. For the year ended June 30, 1998, the Company paid $2,950,000 for engineering and development expense and $2,300,000 for servers under the Development Services Agreement.

(b)  Acquisition of SRTC


     On January 15, 1998, the Company and SRTC executed an Agreement and Plan of Reorganization setting forth their agreement to merge SRTC into the Company, with the Company as the surviving corporation (the "SRTC Transaction"). On that date, the Company held approximately 40% of the outstanding capital stock of SRTC. In exchange for the remaining approximately 60% of the issued and outstanding stock of SRTC, the Company issued 3,277,539 shares of Series AA preferred stock valued at $6.50 per share. The fair value was determined by the Board of Directors based on the most recent sales of preferred securities and the then current financial condition of the Company, as well as other business considerations. In addition, the Company reserved 276,792 shares of its Series AA preferred stock for issuance upon exercise of options assumed by the Company in the transaction. These options were valued at $1,744,000 using the Black-Scholes option pricing model and were included in the purchase price. Assumptions used were as follow: Expected life of 3 years; Volatility of 90%; Dividend yield of 0%; Risk-free rate of 5.62%. The Company also reserved 380,767 shares of its common stock for use in connection with the future issuance of options to SRTC employees (see Note 8). The purchase price of $23,049,000 is comprised of the fair value of the preferred stock issued of $21,305,000 and the fair value of options assumed of $1,744,000.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

     The Company completed the SRTC Transaction in April 1998. The Company accounted for the merger as a purchase, and accordingly, the operating results of SRTC have been included in the Company's consolidated financial statements since the date of acquisition. The Company allocated the purchase price based on an appraisal by an independent third party using the cost approach, which is the approach often used to value an early stage technology. The allocation of the purchase price is as follows: $2,886,000 to the fair value of acquired assets; $4,693,000 to assumed liabilities; $535,000 to assumed work force; and $24,321,000 to acquired in-process research and development.

     The following unaudited pro forma consolidated results of operations has been prepared as if the acquisition of SRTC had occurred as of the beginning of fiscal 1998:

                                                                        Year ended June 30,
                                                                                1998
                                                                      -----------------------
     Net loss before extraordinary item..........................           $   82,716
     Net loss....................................................               93,392
     Basic and diluted net loss per share before extraordinary item               5.08
     Basic and diluted net loss per share........................                 5.72


     The pro forma results include amortization of the assumed workforce of $178,000 for the year ended June 30, 1998. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.

(4)  Notes Payable

     In May 1996, the Company completed a debt offering for $47,000,000 of Subordinated Discount Notes (the "1996 Notes") due May 15, 2006. The 1996 Notes consisted of 47,000 units of one note and one warrant to purchase 40.4 shares of common stock at $0.005 per share (the 1996 Warrants). The 1996 Notes were subordinated to all existing and future indebtedness of the Company.

     Pursuant to a Warrant Agreement dated May 15, 1996 by and between the Company and the Bank of New York as the warrant agent, in the event that the Company did not complete an initial public offering prior to May 15, 2000, the Company is required to issue on May 15, 2000 (to registered warrant holders as of May 1, 2000) additional warrants exercisable in the aggregate into shares of the Company's Common Stock representing 5% of the outstanding common stock of the Company on a fully diluted basis, as defined in the Warrant Agreement.

     The Company believes that the Warrant Agreement provides that the number of additional warrants to be issued should be computed based on the Company's capitalization on May 15, 1996. Accordingly, additional warrants totaling 1,333,268 with a fair value of $12.0 million will be issued to the warrant holders. This has been recorded as an adjustment to additional paid in capital. Since the warrants are redeemable by the Company, under certain conditions, a corresponding liability of $12.0 million has been recorded in the financial statements. As the value of the redeemable warrants change, a corresponding charge or credit will be recorded in the income statement.

     The Company has been advised by certain of the warrant holders that they believe the Warrant Agreement should be interpreted to calculate the 5% additional warrants based on the Company's capitalization at May 15, 2000. If a May 15, 2000 calculation date were to be used, this would require the issuance of an additional 1,730,593 warrants. The Company has had discussions with representatives of the warrant holders regarding this claim, but has not reached a

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

resolution. To the extent that such resolution, when reached, results in the issuance of additional warrants, the Company would record an adjustment to additional paid in capital and to the liability accordingly. Net loss attributable to common stockholders would also be increased by such amount.

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

     The 1998 Notes were issued at a substantial discount of $212,980,000. Cash interest payments will commence on September 1, 2003 at the rate of 12 5/8% per annum.

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

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

     The 1998 Notes are callable at a declining premium after March 1, 2001, after which the Company may redeem in whole or in part the 1998 Notes prior to March 1, 2003, by paying a specified premium over the accreted principal value. The redemption premiums are as follows, during the period commencing March 1 of such year:

                      Year                           Percentage
                      ----                           ----------
                      2001                              106.31%
                      2002                              104.20%
                      2003                              102.10%
                      2004 and thereafter               100.00%

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

     Notes payable consists of the following (in thousands):

                                                                                      June 30,
                                                                     --------------------------------------------
                                                                             1999                    2000
                                                                     ---------------------     ------------------
     Principal - 1998 Notes.....................................       $     463,000               $   463,000
     Discount - 1998 Notes......................................            (231,037)                 (231,037)
     Amortized Discount - 1998 Notes............................              43,563                    80,852
     Other......................................................                  38                        --
                                                                     ---------------------     ------------------
          Total.................................................       $     275,564               $   312,815
                                                                     =====================     ==================

(5)  Income Taxes

     The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to income taxes and the actual provision for income taxes as of June 30, 2000 and June 30, 1999 are as follows (in thousands):

                                                                                      June 30,
                                                                     --------------------------------------------
                                                                             1999                    2000
                                                                     ---------------------     ------------------
      Income tax expense at statutory rate......................       $     (36,470)             $    (38,928)
     Net operating losses and temporary differences for which no
         benefit was recognized.................................               36,211                   38,916
     Other permanent differences................................                  259                       13
                                                                     ---------------------     ------------------
          Total.................................................       $           --             $         --
                                                                     =====================     ==================

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                                      June 30,
                                                                          --------------------------------
                                                                             1999                  2000
                                                                          ----------            ----------
     Deferred Tax assets:
       Loss carryovers and deferred start-up expenditures........         $   62,552            $   87,866
       Statue tax credit carryforwards...........................              6,360                 6,000
       Debt financing costs......................................             18,944                35,717
       Stock Compensation........................................                 --                 1,448
       Accruals, reserves, and other.............................              3,319                 6,593
       Fixed assets..............................................              2,839                 3,080
                                                                          ----------            ----------
            Total gross deferred tax assets......................             94,014               140,375
     Valuation allowance.........................................            (93,880)             (140,317)
                                                                          ----------            ----------
     Deferred tax assets, net of valuation allowance.............                134                    58
     Deferred tax liabilities....................................               (134)                  (58)
                                                                          ----------            ----------
            Net deferred tax asset...............................         $       --            $       --
                                                                          ==========            ==========

     Because the Company has incurred significant net losses and the realization of its deferred tax assets is dependent upon the Company's ability to successfully develop and market its video-on-demand service, a valuation allowance has been recorded against such deferred tax assets. The valuation allowance increased $46,766,000 from June 30, 1999 to June 30, 2000

     As of June 30, 2000, the Company has cumulative net operating loss carryforwards for federal income tax purposes of approximately $215,739,000 available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2011 through 2020. As of June 30, 2000, the Company has cumulative California net operating losses of approximately $112,973,000 which can be used to offset future income subject to California taxes. The California tax loss carryforwards will expire beginning in 2004 through 2005. As of June 30, 2000, the Company also has net operating losses carryforwards in various states. These net operating losses carryforwards will expire in various years.

     As of June 30, 2000, the Company has federal research tax credit carryforwards for income tax return purposes of approximately $3,951,000 available to reduce future income taxes. The federal research credit carryforwards expire beginning in 2011 through 2020. As of June 30, 2000, the Company has unused California research and development tax credits of approximately $1,676,000. The California research credits carry forward indefinitely until utilized.

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

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

(6)  Preferred Stock

     The Company has authorized 80,000,000 shares of preferred stock as of June 30, 2000, of which the following are designated as issued and outstanding:

                                                                                     Shares Issued and
                                                           Shares Designated            Outstanding
                                                        ------------------------   ----------------------
     Series:
       AA.......................................              3,750,000                     3,421,830
       A........................................                205,600                       205,600
       B........................................              4,493,748                     3,419,842
       C........................................              6,918,600                     6,168,600
       D........................................              8,517,352                     8,279,589
       E........................................              1,166,666                       777,778
       F........................................              2,500,000                     1,666,668
       G........................................              5,000,000                       555,556
                                                        ------------------------   ----------------------
               Totals...........................             32,551,966                    24,495,463
                                                        ========================   ======================

     The rights, preferences, and privileges of these series of preferred stock are explained below.

(a)  Conversion

     Each share of preferred stock is convertible into common stock at the option of the holder at a rate of one share of common stock for each share of preferred stock, subject to adjustment to protect against dilution. Each share of Series E, F, and G preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $9.00 per share and an aggregate offering price of not less than $15,000,000. Each share of Series D preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $6.80 per share and an aggregate offering price of not less than $15,000,000. Each share of Series C preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $5.00 per share and an aggregate offering price of not less than $15,000,000. Each share of Series A and B preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $2.00 per share and an aggregate offering price of not less than $10,000,000. Each share of Series AA preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering with an aggregate offering price of not less than $15,000,000. The Company has reserved 24,495,463 shares of common stock in the event of conversion.

(b)  Liquidation Preferences


     In the event of liquidation or sale of the Company, distributions to the Company's stockholders shall be made in the following manner: first, $5.72 per share for Series D preferred stock; then $4.205 per share for Series C preferred stock; then $0.855 per share for Series B preferred stock; then $9.00 per share for Series E, F and G preferred stock; then $0.50 per share for Series A preferred stock; and then $6.50 per share for Series AA preferred stock. The holders of preferred stock are further entitled to any remaining assets which will be distributed ratably among the holders of Class C common stock (see Note
7), common stock, and preferred stock on an "as if converted" basis after payment of preferential amounts to the holders of Class C common stock, common stock, and Class B common stock.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

(c)  Voting

     Holders of preferred stock are entitled to one vote for each share of common stock into which such shares can be converted.

(d)  Dividends


     In any fiscal year, the Company's Board of Directors may declare noncumulative cash dividends out of legally available assets at the rates of $0.03, $0.055, $0.25, $0.345, $0.54, $0.54, $0.54 and $0.39 per share for Series
A, B, C, D, E, F, G and AA preferred stock, respectively. If declared, such dividends must be paid before any dividends on common stock. The holders of Series E, D and C preferred stock have preference and priority to any payment of any dividend on Series A, B, and AA preferred stock and common stock. The holders of Series B preferred stock have preference and priority to any payment of any dividend on Series A and AA preferred stock and common stock. The holders of Series A preferred stock have preference and priority to any payment of any dividend on Series AA preferred stock and common stock. The holders of Series AA preferred stock have preference and priority to any payment of any dividend on common stock. As of June 30, 1999 and 2000, no dividends had been declared.


(7)  Common Stock

     The Company has authorized 165,000,000 shares of common stock as of June 30, 2000, of which two shares have been designated Class B common stock and 857,370 shares have been designated Class C common stock. As of June 30, 2000, 17,758,248 shares of common stock and 857,370 shares of Class C common stock were issued and outstanding. The relative designations, rights, preferences, and restrictions of the Class B and C common stock are as follows:

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

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

(c)  Dividends

     No dividends shall be paid on any share of common stock unless a dividend is paid on shares of Series A, B, C, D, E and AA preferred stock.


     In August and October 1995, in connection with a consulting agreement, 1,294,000 shares of the Company's common stock were sold at fair value, $0.005 per share, subject to repurchase by the Company. The Company's right to repurchase lapsed through October 1997 for 360,000 shares. The Company's right to repurchase the remaining 934,000 shares lapses based on the Company's ability to secure financing. As of June 30, 2000, no shares remained subject to repurchase.

(8)  Options and Warrants

(a)  Options and Warrants

     In connection with the issuance of the 1996 Notes the fair value of the Common Stock warrants was determined to be $285,000 using the Black-Scholes option pricing model with the following assumptions: Expected life of 10 years; Volatility of 50%; Dividend yield of 0%; Risk-free rate of 6% (see note 4). Each warrant entitles the holder to purchase 40.4 shares of common stock for $0.005 per share. The warrants expire on the earlier of an exercise event, as defined, or 10 years from the date of issuance. The initial carrying value of the warrants is increased by periodic accretions so that the carrying amount will equal the fair market value at the time the put option is exercisable.

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


     In June 1996, the Company's Board of Directors granted warrants to key contractors to purchase 71,000 shares of the Company's common stock at a price of $2.00 per share. The term of these warrants is 10 years, and these warrants only become exercisable upon the earlier of 5 years from the date of grant or upon the closing of an initial public offering of the Company's stock or an acquisition of the Company. The fair value of these warrants, totaling approximately $1,000 was calculated using the Black-Scholes option pricing model with the following assumptions: Expected life of 3 years; Volatility of 50%; Dividend yield of 0%; Risk-free rate of 6%. During the year ended June 30, 1998, warrants to purchase 5,000 shares of the Company's common stock were canceled.

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

     In October 1996, the Company also issued warrants to purchase 200,000 shares of Series C preferred stock at $4.21 per share to a customer. These warrants are exercisable in full upon the occurrence of certain events. The term of the

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

warrants are 10 years from the date of issue. This determination was based upon the fair value of these warrants, totaling approximately $270,000, and was calculated using the Black-Scholes option pricing model with the following assumptions: Expected life of 2 years; Volatility of 50%; Dividend yield of 0%; Risk-free rate of 6%.

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

     In December 1998, in connection with a deployment agreement, the Company undertook to grant warrants to purchase a maximum of 2,200,000 shares of a new series of preferred stock, convertible one for one to common stock upon the earlier of either an initial public offering of the Company's stock or an acquisition of the Company at an exercise price of $8.00 per share. The warrants only become exercisable upon the customer meeting certain service deployment milestones. The Company is valuing the warrants using the Black-Scholes model as of each interim date until the achievement of certain milestones have been met. The resulting valuation is being amortized over a period from granting of the warrant and ending on the date of the expected achievement of the milestones. In December 1999, the deployment agreement was terminated and the obligation to grant these warrants terminated.

     In June 1999, in connection with a deployment agreement, the Company undertook to grant warrants to purchase 275,000 shares of a new series of preferred stock to a customer at an exercise price of $8.00 per share. The warrants become exercisable upon the customer's achievement of certain annual milestones, over a period of 3 years. The Company is valuing these warrants using the Black-Scholes model at each interim date until the criteria have been met. As of June 30, 2000 the Company recognized expenses of $513,000 in connection with this agreement, which represents the customer's progress towards achieving the milestones.


     In December 1999, the Company entered into a development agreement with a strategic business partner. In conjunction with this agreement, the Company granted a warrant to purchase 388,888 shares of Series E preferred stock exercisable at $9.00 per share. The warrant expires the earlier of December 14, 2004 or under certain conditions as a result of a merger or acquisition of the Company. The warrant becomes exercisable in accordance with the achievement of certain milestones in the development agreement. As of June 30, 2000 the Company has recognized expenses of

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

$891,000 in connection with these warrants, which represents the straight-line amortization of the Black-Scholes value over the term of the development contract of 1 year.

     In May 2000, the Company undertook to grant warrants to purchase 400,000 shares of Series F preferred stock to a customer in connection with a deployment agreement at a price of $9.00 per share. The life of the agreement is three years. Warrants to purchase 50,000 shares of Series F preferred stock vested on the execution of the deployment agreement in May 2000 and the Company recorded expenses of $284,000 in fiscal 2000. The remaining 350,000 warrants become exercisable upon the customer's achievement of certain milestones at the end of the three year term. The Company is valuing these warrants using the Black-Scholes model at each interim date until the criteria have been met. As of June 30, 2000 the Company recognized expenses of $125,000 in connection with this agreement, which represents the customer's progress towards achieving the milestones.

(b)  Stock Plans

     In August 1995, the Company adopted the 1995 Stock Plan (the 1995 Plan) under which incentive stock options and nonstatutory stock options may be granted to employees and consultants of the Company. An aggregate of 9,200,000 shares of common stock is reserved for issuance under the 1995 Plan. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years; however, they may be limited to 5 years if the optionee owns stock representing more than 10% of the Company. Vesting periods are determined by the Company's Board of Directors and generally provide for ratable vesting over 4 to 5 years.

     In August 1995, the Company granted immediately exercisable nonstatutory stock options to the founders of the Company, subject to repurchase by the Company at a rate equivalent to the vesting schedule of each option. As of June 30, 1998, 1999 and 2000, 261,600, 277,380 and 119,206 shares, respectively, were subject to repurchase.

     In April 1998, in connection with the merger of SRTC, the Company assumed the SRTC 1998 Stock Plan (the 1998 Plan) and reserved 380,767 shares of its common stock for issuance through incentive stock options and nonstatutory stock options granted pursuant to the 1998 Plan to employees, directors, and consultants who formerly worked for SRTC. The terms of the 1998 Plan are substantially identical to the terms of the 1995 Plan.

     In April 1998, in connection with the merger of SRTC, the Company reserved 276,792 shares of its Series AA preferred stock for issuance upon exercise of options to purchase common stock of SRTC, which were assumed by the Company. Each option assumed by the Company continues to be subject to the terms and conditions, including vesting, set forth in the original SRTC option plan. All stock options have 10 year terms and vest ratably over 4 years from the date of grant. During the year ended June 30, 1999 and 2000, 17,996 and 33,038 options were exercised, respectively.

     The Board of Directors is entitled in its discretion to grant options ("Out of Plan Options") with vesting periods which are different from the standard five year period and with variable exercise prices. In a limited number of instances, the Compensation Committee has exercised its discretion and has granted options with both shorter and longer vesting periods than the standard five year period and at variable exercise prices (all of which were equal to or greater than fair market value at date of grant). There were 1,880,000 options outstanding as of June 30, 2000.

     In January 1999 the President was granted Out of Plan options to purchase 600,000 shares of common stock at an exercise price of $3.35 per share (the "First Option"), and additional options to purchase 600,000 shares of common

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

stock at an exercise price of $3.35 per share, an option to purchase 400,000 shares of common stock at an exercise price of $4.50 per share and an option to purchase 200,000 shares of common stock at an exercise price of $8.00 per share, which options vest over five years. All such options shall become fully exercisable on the earlier of six months from the date of a "Change of Control" (as defined in the agreement) or the termination of the President's employment after a Change of Control without "Cause" (as defined in the agreement). The President is entitled to return the First Option in exchange for a lump sum payment beginning on the first anniversary of the commencement of his employment. Should this election be made between February 2001 and 2004, he will receive $1,920,000. As of June 30, 2000 the Company had accrued $1,267,000 relating to this obligation.

(c)  Accounting for Stock-Based Compensation

     The Company uses the intrinsic value method in accounting for its common stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements because the exercise price of each option approximated the fair value of the underlying common stock as of the grant date for each stock option. The Company considered the cash sales of preferred stock in determining the fair value of its common stock. Compensation cost related to grants to nonemployees in 1998, 1999, and 2000 was not material. Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's pro forma net loss would have been increased to approximately $91,081,000, $107,735,000 and $114,453,000 for the years ended June 30, 1998, 1999, and 2000.

     Pro forma net loss reflects only options granted in 1998, 1999 and 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to July 31, 1996, is not considered.

     The fair value of each option is estimated on the date of grant using the minimum value method with the following weighted-average assumptions:

                                                                         Years ended June 30,
                                                             ---------------------------------------------
                                                                 1998            1999             2000
                                                             -------------   -------------   -------------
     Expected life.....................................       3.18 years       3.18 years       3.50 years
     Risk-free interest rate...........................       5.64%            4.99%            5.77%

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

     A summary of the status of the Company's common stock option plans follows:

                                                                  1998                     1999                    2000
                                                        -----------------------  -----------------------  -----------------------
                                                                     Weighted-                Weighted-                Weighted-
                                                                      average                  average                  average
                                                                     exercise                 exercise                 exercise
                                                           Shares      price        Shares       price       Shares      price
                                                        ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at
  beginning of year                                      3,118,500  $     0.52    5,200,260  $     1.13    7,875,745  $      2.30
    Granted                                              2,903,150        1.63    4,044,695        3.58    2,182,605         3.49
    Exercised                                             (565,050)       0.47     (278,120)       1.10   (1,171,215)        1.33
    Canceled                                              (256,340)       0.91   (1,091,090)       1.74     (971,214)        2.19
                                                        ----------               ----------               ----------

Outstanding at
  end of year                                            5,200,260        1.13    7,875,745        2.30    7,915,921         2.79
                                                        ==========               ==========               ==========
Options exercisable
  at end of year                                         1,135,868        0.63    2,051,175        1.23    2,616,184         2.13
                                                        ==========               ==========               ==========
Weighted-average fair
  value of options
  granted during the
  year at market                                                          0.22                     0.54         0.71

     The following table summarizes information about common stock options outstanding as of June 30, 2000:

                                              Outstanding                                        Exercisable
                       -----------------------------------------------------------     --------------------------------------
                                            Weighted-average
                                               remaining
                            Number          contractual life     Weighted average           Number           Weighted-average
   Exercise Prices       Outstanding            (years)           exercise price          exercisable         exercise price
--------------------   ---------------    -------------------   ------------------     ----------------      ----------------
 $0.05   -  $1.25        2,029,300               6.69             $     0.80               1,174,140           $      0.73
  2.40   -   3.35        5,015,201               8.67                   3.15               1,287,169                  2.98
  4.50   -   8.00          871,420               9.03                   5.30                 154,875                  5.63
                         ---------                                                         ---------
  0.05   -   8.00        7,915,921               8.20             $     2.79               2,616,184            $     2.13
                         ---------                                                         ---------

(9)  Commitments and Contingencies

(a)  Leases

     The Company leases its facilities under operating leases. The future minimum lease payments pursuant to these leases are as follows (in thousands):

               Year Ending June 30,
               -------------------
               2001                                             $ 3,044
               2002                                               2,636
               2003                                               2,560
               2004                                               2,631
               2005 and thereafter                                8,143

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 2000

     Total rent expense for the years ended June 30, 1998, 1999, and 2000 was $597,000, $1,593,000 and $3,921,000, respectively.

(b)  Litigation

     The Company is a party to certain claims arising out of the normal conduct of its business. While the ultimate resolution of such claims against the Company cannot be predicted with certainty, management expects that these matters will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

(10) Segment Information

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

     As of June 30, 2000 essentially all of the Company's assets were located in the United States, and all of its revenues were generated in the United States.

(11) Quarterly Data (unaudited) (in thousands, except per share amounts):

2000                     1/st/ Quarter       2/nd/ Quarter          3/rd/ Quarter         4/th/ Quarter
----                     -------------       -------------          -------------         -------------
Revenue                  $       68          $     1,047            $       584            $       258
Net operating loss           15,908               17,259                 22,937                 25,250
Net loss attributable
 to common stockholders      23,661               25,528                 35,566                 46,446
Net loss per share       $     1.36          $      1.44            $      1.95            $      2.51

1999                     1/st/ Quarter       2/nd/ Quarter          3/rd/ Quarter         4/th/ Quarter
----                     -------------       -------------          -------------         -------------
Revenue                  $       63          $       57             $         107          $        66
Net operating loss           15,436              17,823                    21,006               27,677
Net loss attributable
 to common stockholders      21,168              24,030                    27,924               35,111
Net loss per share       $     1.24          $     1.40             $        1.62            $    2.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Set forth below are the names, ages, and positions of our directors and executive officers as of September 15, 2000. All directors hold office until their successors are duly elected and qualified and all executive officers hold office at the pleasure of the Board of Directors.

        Name                      Age                        Position
---------------------------       ----    -------------------------------------------------
Paul M. Cook                       76     Chairman of the Board
Hendrik A. Hanselaar               54     President and Chief Executive Officer
Christopher W. Goode               48     Executive Vice President, Development and Chief Technology Officer
F. Ray McDevitt                    56     Executive Vice President, Business Development and Product Management
Tim N. Rea                         45     Executive Vice President, Operations and Chief Operating Officer
Stephanie A. Storms                50     Senior Vice President, General Counsel and Secretary
William M. Scharninghausen         44     Senior Vice President, Finance and Administration, and Chief Financial Officer
Alan H. Bushell                    53     Director
John W. Goddard (1)                59     Director
Jules Haimovitz (2)                49     Director
John A. Rollwagen (1)(2)           60     Director
David F. Zucker                    38     Director
Barry E. Taylor                    52     Director and Assistant Secretary

(1)  Member of our compensation committee
(2)  Member of our audit committee

     Paul M. Cook has served as our Chairman of the Board since he founded DIVA in 1995. He was the Chief Executive Officer until February 1999. Mr. Cook founded Raychem Corporation, a Fortune 500 industrial company, in 1957 and served as Chief Executive Officer for 33 years before retiring in 1990. Mr. Cook was Chairman of the board of SRI, a contract research firm, from December 1993 to July 1998 and has served as a member of its board of directors from 1987 to 1999. Mr. Cook is also Chairman of Sarnoff Corporation, a subsidiary of SRI. He served on its board of directors until 1996.

     Hendrik A. Hanselaar has served as our President and Chief Executive Officer and as a director since September 2000. Prior to joining us, Mr. Hanselaar served as Managing Partner at Hamilton Technology Ventures LLC and led a strategic planning and development practice for broadband communications companies including DIVA. From 1997 to 1998, Mr. Hanselaar served as Chief Executive Officer of FUBA Communications Systems GmbH, a leading German supplier of cable headend and transmission equipment acquired by General Instrument in 1998 and which is now a unit of Motorola. From 1991 to 1996, Mr. Hanselaar served as Chief Executive Officer and director of TV/COM International, a major global provider of digital broadband communications systems. From 1987 through 1991, Mr. Hanselaar was Senior Vice President of General Atomics, a San Diego based super-computer firm. Additionally, Mr. Hanselaar's experience includes sales, marketing and finance positions with NV Phillips and Citibank N.A. in both Europe and the United States.

     Christopher W. Goode has served as our Executive Vice President, Development since April 1999 and Chief Technology Officer since July 1997. From July 1997 to April 1999, Mr. Goode served as Senior Vice President, Engineering and from October 1995 to July 1997 as Vice President, Development. Prior to joining us, he was Executive Vice President, Research and Development at Raynet Corporation, a developer of fiber-to-the-curb networks. Prior to joining Raynet, Mr. Goode held senior technical positions at Alcatel and ITT Corporation over a 16-year period.

     F. Ray McDevitt has served as our Executive Vice President, Business Development and Product Management since April 1999. From July 1997 to April 1999, Mr. McDevitt served as Senior Vice President, Marketing and Product Management and from September 1995 to July 1997 as Vice President, Marketing and Product Management. From December 1992 to September 1995, Mr. McDevitt held various positions at Ericsson Raynet, a joint venture between Ericsson and Raychem, including Vice President of Product Line Management and Marketing and Vice President of Broadband Research. Prior to joining Ericsson Raynet, Mr. McDevitt served as Director of Broadband Development at Alcatel.

     Tim N. Rea has served as our Executive Vice President, Operations and Chief Operating Officer since April 1999. From July 1997 to April 1999, Mr. Rea served as Senior Vice President, Operations, and from August 1996 to July 1997, he served as Vice President, Operations. Prior to joining us, from December 1981 to July 1996, Mr. Rea served in various marketing, operations and general management positions with Viacom Cable, a large cable operator, most recently as Senior Vice President/General Manager for Viacom's Northwest region.

     Stephanie A. Storms has served as our Senior Vice President, General Counsel since July 1999, and Secretary since March 1998. From December 1996 to July 1999, Ms. Storms served as Vice President, General Counsel. Prior to joining DIVA, she was Deputy General Counsel of Viacom, Inc. and Vice President of Viacom Cable, a division of Viacom, Inc. Ms. Storms held positions with various cable industry trade groups in conjunction with her employment with Viacom; she served on the board of directors of the California Cable Television Association and the legal committee of the National Cable Television Association. Prior to joining Viacom Cable in 1987, Ms. Storms was Vice President and Assistant General Counsel of American Television and Communications Corp., the cable television subsidiary of Time Inc. Prior to that, Ms. Storms was an attorney with the law firm of Adams, Duque & Hazeltine in Los Angeles, California.

     William M. Scharninghausen has served as our Senior Vice President, Finance and Administration since April 2000 and has served as Chief Financial Officer since January 1999. From June 1997 to April 2000, Mr. Scharninghausen served as our Vice President, Finance and Administration. Prior to joining DIVA, he was Corporate Controller and Chief Accounting Officer of StarSight Telecast, Inc., a developer of interactive television guides, from 1993 to June 1997. Prior to joining StarSight Telecast, Mr. Scharninghausen held various finance and accounting positions with Lucas Film Ltd./LucasArts Entertainment Company, Orion Pictures Corporation and Twentieth Century Fox Film Corporation. Mr. Scharninghausen is a certified public accountant.

     Alan H. Bushell, who was a founder with Mr. Cook in 1995, has served as a director since that time and served as President, Chief Operating Officer and Chief Financial Officer until December 1998. Prior to 1995, Mr. Bushell served as Senior Vice President, Chief Operating Officer and Chief Financial Officer of CellNet Data Systems, a provider of wireless data networks for utilities. Prior to joining CellNet, Mr. Bushell held various management positions with private and public technology-based companies, including President of Advanced Polymer Systems, Inc., Vice President of Operations at Everex Systems, Inc., President of Zymogenetics Inc. and various strategic planning and product management positions with Raychem. During the 1970s, he was also a consultant in the Amsterdam office of McKinsey & Co.

     John W. Goddard has served as a director since January 1997. From 1980 to July 1996, he held the positions of President and Chief Executive Officer of Viacom Cable, a division of Viacom, Inc. From 1966 to 1980, Mr. Goddard held various management positions at Tele-Vue Systems, Viacom Cable's predecessor, and then at Viacom Cable. Mr. Goddard has held various cable television industry positions as an officer, including Chairman of the National Cable Television Association and President of the California Cable Television Association, and currently serves as a director of CableLabs, TCI Satellite Entertainment, Inc., Phoenix Star, Inc., Bend Cable Communications and the Walter Kaitz Foundation.

     Jules Haimovitz has served as a director since December 1996 and has served as President of MGM Networks, Inc. since June 1999. Mr. Haimovitz was employed by us as an Executive Vice President from December 1996 to July 1997, and again from August 1998 to March 1999. From June 1997 to July 1998, Mr. Haimovitz served as President and Chief Operating Officer of King World Productions. Prior to that he was President and Chief Executive Officer of ITC Entertainment Group. Mr. Haimovitz has served on the board of directors of Video Jukebox Network and Orion Pictures Corporation. From 1987 to 1992, Mr. Haimovitz served as President and Chief Operating Officer of Spelling Entertainment Inc. and a member of its board of directors. From 1976 to 1987, Mr. Haimovitz served in various senior executive positions with Viacom, Inc.

     John A. Rollwagen has served as a director since December 1995. He was Chairman of SRTC prior to its acquisition by us in 1998. Mr. Rollwagen is an investor and business advisor specializing in information technology. He is currently a principal at Quatris Fund, a venture capital fund targeting early stage IT companies. Mr. Rollwagen also served as a venture partner of St. Paul Venture Capital, LLC from 1993 to 1999. From 1981 to 1993, Mr. Rollwagen served as Chairman and Chief Executive Officer of Cray Research, Inc., a supplier of supercomputers worldwide. From 1977 to 1981, Mr. Rollwagen served as Cray Research's President. Mr. Rollwagen currently serves as a director of Computer Network Technology, Inc., Sarnoff Corporation and Lexar Media, Inc.


     David F. Zucker served as a director since February 1999, and serves as the Chief Executive Officer of a new operating unit of Walker Digital, a privately held invention and commercialization company that created the Priceline.com internet pricing system. Mr. Zucker was our President and Chief Executive Officer from February 1999 to September 2000. Prior to joining us, Mr. Zucker served in a number of senior management positions with The Walt Disney Company and its subsidiaries. He served as Executive Vice President of ESPN and Managing Director, ESPN International from August 1998 to January 1999. From December 1995 to August 1998, Mr. Zucker served as Senior Vice President and General Manager, ESPN International, and from September 1994 as Senior Vice President of ESPN International. Prior to 1994, Mr. Zucker served as ESPN's Vice President, Programming for two years. Before joining ESPN, Mr. Zucker served in a number of management positions within Capital Cities/ABC, Inc.


     Barry E. Taylor has served as a director since July 1995. Mr. Taylor has been a member of the law firm of Wilson Sonsini Goodrich & Rosati, P.C., Palo Alto, California, since 1984. In October 2000, Mr. Taylor will be joining E.M. Warburg Pincus & Co., a venture capital and private equity firm, as Managing Director in their Silicon Valley office.


     In connection with its recent investment in our Company, we have agreed to appoint a representative of Charter Communications to our Board Directors.


Board of Directors

     Our Board of Directors currently consists of eight members. Each director holds office until their term expires or until their successor is duly elected and qualified. Effective upon an initial public offering of our common stock, our certificate of incorporation and bylaws provides for the division of our board of directors into three classes, each class being as nearly equal in number as possible, with the directors in each class serving for a three-year term, and one class being elected each year by our stockholders at the annual shareholders' meeting.

Director Compensation

     Except for grants of stock options, our directors generally do not receive compensation for services provided as a director, for committee participation or for special assignment of the Board of Directors. We reimburse expenses incurred in attending board and committee meetings.

Item 11.  Executive Compensation

     The following table sets forth, for the three fiscal years ended June 30, 2000, the compensation earned, awarded, or paid to our former Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers as of June 30, 2000 who earned more than $100,000 in salary and bounues during the fiscal year ended June 30, 2000, whom we refer to collectively, as the named executive officers.

                          Summary Compensation Table

                                                                                                          Long-Term
                                                                                                        Compensation
                                                                      Annual Compensation                  Awards
                                                        Fiscal     -------------------------   ---------------------------------
            Name and Principal Position                  Year       Salary ($)    Bonus ($)    Underlying Securities Options (1)
----------------------------------------------------  ----------    ----------   -----------   ---------------------------------
David Zucker (2)....................................      2000         350,000       721,000                --
Former President and Chief Executive Officer              1999         129,397       850,000          1,800,000
                                                          1998             --            --                 --

Christopher W. Goode................................      2000         256,415           --              20,000
Executive Vice President, Development, and Chief          1999         229,061           --              48,900
Technology Officer                                        1998         199,168           --              32,400

Timothy N. Rea......................................      2000         250,000           --              20,000
Executive Vice President, Operations and Chief            1999         222,282           --             108,000
Operating Officer                                         1998         183,958           --                 --

Fred R. McDevitt....................................      2000         245,509           --              18,000
Executive Vice President, Business Development and        1999         223,836           --              58,900
Product Management                                        1998         199,375           --              22,400

Stephanie A. Storms.................................      2000         206,249           --              43,000
Senior Vice President, General Counsel and Secretary      1999         236,952           --               9,300
                                                          1998         222,242           --              11,200

(1) No SARs were granted during the fiscal year.
(2) Mr. Zucker resigned as President and Chief Executive Officer effective September 29, 2000.

                       Option Grants in Last Fiscal Year

     The following table shows information regarding stock options granted to the named executive officers during the fiscal year ended June, 30 2000.


                                                 Percent of
                                 Number of      Total Options/                                Potential Realizable Value at
                                 Securities    SARs Granted                                      Assumed Annual Rates of
                                 Underlying    To Employees    Exercise or                      Stock Price Appreciation
                                Options/SARs     In Fiscal      Base Price      Expiration        For Option Term($)(3)
                                                                                               ---------------------------
            Name               Granted (#)(1)     Year(2)          ($/sh)           Date            5%             10%
----------------------------   --------------  -------------  --------------   -------------   ------------   ------------
Stephanie A. Storms                  30,000             1.4%           3.35      7/14/09            63,204        160,171
Stephanie A. Storms                  13,000             *              3.35      9/29/09            27,388         69,407
Christopher W. Goode                 20,000             *              3.35      9/29/09            42,136        106,781
F. Ray McDevitt                      18,000             *              3.35      9/29/09            37,922         96,103
Timothy N. Rea                       20,000             *              3.35      9/29/09            42,136        106,781

_____________________

*    Less than 1%
(1) Options granted under the 1995 Stock Plan generally become exercisable at a rate of 10% of the shares subject to the option at the end of the first six months and 5% of the shares subject to the option at the end of each three-month period thereafter, so long as the individual is employed by us.
(2) We granted options to purchase 2,182,605 shares of common stock during fiscal year 2000.

(3) Potential realizable value is based on the assumption that the price of our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price appreciation.

  Aggregated Option Exercises in Fiscal Year 2000 and Fiscal Year-End Option
                                    Values

     The following table sets forth for the named executive officers' exercisable and unexercisable options held by them as of June 30, 2000. All options granted to these executive officers in the last fiscal year were granted under our 1995 Stock Plan, as amended. All options were granted at a fair market value as determined by our Board of Directors on the date of grant.

     The value of unexercised in-the-money options is based on a price of $4.50 per share, the fair market value of our common stock on June 30, 2000, as determined by our Board of Directors, minus the per share exercise price, multiplied by the number of shares underlying the option.


                                                                      Number of Securities            Value of Unexercised
                                     Shares                          Underlying Options/SARs        In-the-Money Options/SARs
                                    Acquired          Value           At Fiscal Year-End (#)         At Fiscal Year-End ($)(1)
              Name               on Exercise (#)  Realized ($) (1)  Exercisable    Unexercisable    Exercisable    Unexercisable
---------------------------      ---------------  ----------------  -----------   -------------    -----------    -------------
David F. Zucker                         -               -               450,000       1,350,000       345,000      1,035,000
Christopher W. Goode                    -               -               148,935          82,365       564,369        155,585
Timothy N. Rea                       40,514         148,605                 912          63,274         1,048         75,540
Ray F. McDevitt                      20,000          67,000             136,635          80,665       514,986        152,418
Stephanie A. Storms                     -               -                80,865          82,635       284,032        202,802

_______________________

(1) Based on the fair market value of our common stock at the time of exercise less the exercise price payable for such shares.

Employment Agreements and Change-In-Control Arrangements

     Pursuant to a written employment agreement with David Zucker, Mr. Zucker was employed as President and Chief Executive Officer at a salary of $350,000 per year, subject to periodic increases by our Board of Directors. Mr. Zucker also received an $850,000 acceptance bonus in connection with his initial employment. Mr. Zucker announced that he resigned as President and Chief Executive Officer effective September 29, 2000. Mr. Zucker was granted an option to purchase 600,000 shares of our common stock at an exercise price of $3.35 per share, which we refer to as the First Option, an additional option to purchase 600,000 shares of our common stock at an exercise price of $3.35 per share, an option to purchase 400,000 shares of our common stock at an exercise price of $4.50 per share and an option to purchase 200,000 shares of our common stock at an exercise price of $8.00 per share, which options vest over a five-year period from the date of initial employment. Mr. Zucker is entitled to return the First Option in exchange for a lump sum payment of $960,000 beginning on the first anniversary of the commencement of his employment.

     Options granted under our 1995 Stock Plan provide that in the event of a change of control, as defined in the underlying option agreement, the options are accelerated and become fully exercisable six months after the change of control or earlier in the event the optionee's employment is involuntarily terminated without cause or the option is not assumed.

Compensation Committee Interlocks and Insider Participation

     The compensation committee consists of two outside directors, John W. Goddard and John A. Rollwagen. The compensation committee reviews and recommends to the Board of Directors the salaries incentive compensation and benefits of our officers and administers our stock plans. Neither of the members of the compensation committee is currently, or has ever been at any time since our formation, one of our officers or employees, nor has served as a member of the Board of Directors or compensation committee of any entity that has one or more officers serving as a member of our Board of Directors or compensation committee.

Incentive Stock Plans

1995 Stock Plan

     Our 1995 Stock Plan has been approved by our Board of Directors and stockholders. The 1995 Stock Plan provides for the granting to employees (including officers) of qualified "incentive stock options" within the meaning of Section 422 of the Code, and for the granting to employees (including officers and directors) and consultants of nonqualified stock options. The 1995 Stock Plan also provides for the granting of restricted stock. As of June 30, 2000, options to purchase an aggregate of 5,743,945 shares were outstanding and 604,308 shares remained available for future grants.

     The 1995 Stock Plan is administered by our Board of Directors or a committee appointed by the Board. Options granted generally vest at a rate of 10% of the shares subject to the option at the end of the first six months and 5% of the shares subject to the option at the end of each three-month period thereafter and generally expire ten years from the date of grant. Options granted to outside directors vest at the rate of 25% of the shares at the end of the first year and 6.25% of the shares at the end of each quarter thereafter. Options granted to outside directors and certain other employees are immediately exercisable, subject to a repurchase right held by DIVA that lapses in accordance with the vesting schedule of the options.

     In the event of a merger of DIVA with or into another corporation or the sale of substantially all of our assets, all outstanding options shall be assumed or an equivalent option substituted by the successor corporation. In the event a successor corporation refuses to assume or substitute for the options, the exercisability of shares subject to options under the 1995 Stock Plan shall be accelerated. In such event, we will notify the holders of outstanding options that such options are fully exercisable, and all options not exercised will then terminate 15 days after the date of such notice. See "Employment Agreements and Change-in-Control Arrangements."

1998 Stock Plan

     In April 1998, in connection with the acquisition of SRTC, we assumed the SRTC 1998 Stock Plan and reserved 380,767 shares of our common stock for issuance through incentive stock options and nonstatutory stock options granted pursuant to the 1998 Stock Plan to employees, directors, and consultants who formerly worked for SRTC. In April 1998, all options under the 1998 Stock Plan were granted at an exercise price of $2.40. As of June 30, 2000, options to purchase 291,976 shares of common stock remained outstanding under the 1998 Stock Plan. The terms of the 1998 Stock Plan are substantially identical to the terms of the 1995 Stock Plan.

     In addition, in connection with the acquisition of SRTC, all options to purchase shares of SRTC capital stock were assumed and converted into options to purchase shares of DIVA capital stock. As of June 30, 2000, options to purchase 102,016 shares of Series AA preferred stock at a weighted average exercise price of $0.34 remained outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our common and preferred stock as of June 30, 2000 by (i) each of our directors, (ii) each of our named executive officers, (iii) each person who beneficially owns more than 5% of our common stock or preferred stock and (iv) all directors and executive officers as a group.


                                                                                                                Percent
                                                      Number of       Percent      Number of      Percent      Ownership
                                                      Shares of      Ownership     Shares of     Ownership      Of Total
                                                       Common        Of Common     Preferred    Of Preferred     Voting
                 Beneficial Owner                      Stock(1)       Stock(2)       Stock        Stock(2)      Stock(2)
------------------------------------------------    -------------  -------------  ------------  -------------  -----------
Paul M. Cook(3).................................        7,170,967        38.0%       1,406,120         5.6%         19.5%
800 Saginaw Drive
Redwood City, CA 94063

Acorn Ventures, Inc.(4).........................        2,455,417        13.0%       2,896,982        11.6%         12.2%
1309 114th Avenue, S.E.
Suite 200
Bellevue, WA 98004

Merrill Lynch Global Allocation Fund, Inc.......               --          --        4,000,000        16.3%          9.3%
800 Scudder's Mill Road
Plainsboro, NJ 08530

Putnam Funds and Accounts(5)....................        1,612,616         8.0%       2,568,582        10.5%          9.3%
One Post Office Square
Boston, MA 02109

Chris Larson....................................               --          --        3,300,000        13.5%          7.7%
655 So. Orcas St., Suite #210
Seattle, WA 98108

SRI(6)..........................................        2,413,084        13.5%              --          --           5.6%
333 Ravenswood Avenue
Menlo Park, CA  94025

Alan H. Bushell(7)..............................        1,533,750         8.2%          24,000         *             3.6%

Jules Haimovitz(8)..............................          139,642         *            450,000         1.8%          1.4%

David Zucker(9).................................          510,000         2.7%              --          --           1.2%

John A. Rollwagen(10)...........................          210,552         1.0%         254,966         1.1%          1.1%

Timothy N. Rea (11).............................          217,126         1.2%              --          --           *

Christopher W. Goode(12)........................          210,935         1.1%              --          --           *

Ray F. McDevitt(13).............................          208,635         1.1%              --          --           *

Barry E. Taylor(14).............................           82,000         *             17,070         *             *

Stephanie A. Storms(15).........................           87,365         *                 --          --           *

John W. Goddard(16).............................           28,000         *                 --          --           *

                                                                                                                Percent
                                                      Number of       Percent      Number of      Percent      Ownership
                                                      Shares of      Ownership     Shares of     Ownership      Of Total
                                                       Common        Of Common     Preferred    Of Preferred     Voting
                 Beneficial Owner                      Stock(1)       Stock(2)       Stock        Stock(2)      Stock(2)
------------------------------------------------    -------------  -------------  ------------  -------------  -----------
All directors and executive officers as a
Group (11 persons)(15) .........................       10,398,972        52.5%       2,152,156         8.5%          27.7%

___________________________
*    Less than 1%.

(1) Does not include shares of common stock issuable upon conversion of preferred stock.

(2) Based on 18,615,618 shares of common stock and 24,495,463 shares of preferred stock outstanding as of June 30, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 30, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(3) Includes (i) 6,926,700 shares of common stock beneficially owned by the Paul and Marcia Cook Living Trust dated April 12, 1992 (the "Cook Trust"), 112,800 of which can be repurchased at cost, which rights lapse based on continued performance of services; (ii) 140,000 shares of common stock beneficially owned by two trusts of which Mr. Cook is trustee; (iii) warrants to purchase 235,517 shares of common stock exercisable within 60 days of June 30, 2000; (iv) warrants to purchase 523,792 shares of Series B preferred stock held by the Cook Trust and exercisable within 60 days of June 30, 2000; and (v) options to purchase 8,750 shares of common stock exercisable within 60 days of June 30, 2000.

(4) Includes (i) warrants to purchase 235,517 shares of common stock exercisable within 60 days of June 30, 2000; (ii) warrants to purchase 521,778 shares of Series B preferred stock exercisable within 60 days of June 30, 2000; and (iii) options to purchase 27,500 shares of common stock exercisable within 60 days of June 30, 2000.

(5) Includes 1,006,330 shares of Series C preferred stock and 1,562,252 shares of Series D preferred stock held by funds or accounts managed by Putnam Investment Management, Inc., the Putnam Advisory Company, Inc., and Putnam Fidelity Trust Company. Voting and dispositive power is shares between each such fund or account and its respective advisor. Also includes warrants to purchase 1,612,616 shares of common stock exercisable within 60 days of June 30, 2000.

(6) Includes 413,084 shares of common stock and 1,998,851 shares of preferred stock held by Sarnoff Corporation, a wholly-owned subsidiary of SRI.

(7) Includes (i) 54,000 shares of common stock that we can repurchase at cost, which rights lapse based on continued performance of services; and (ii) options to purchase 53,750 shares of common stock exercisable within 60 days of June 30, 2000. The shares are held on record by a trust for the benefit of Mr. Bushell.

(8) Includes (i) warrants to purchase 450,000 shares of Series C preferred stock exercisable within 60 days of June 30, 2000; and (ii) options to purchase 11,250 shares of common stock exercisable within 60 days of June 30, 2000.

(9) Includes options to purchase 60,000 shares of common stock exercisable within 60 days of June 30, 2000.

(10) Includes (i) 125,472 shares of Series B preferred stock held in the name of Norwest Bank Minnesota, N.A., as trustees of the John A. Rollwagen Self-Directed IRA; (ii) 10,500 shares of common stock that we can repurchase at cost, which rights lapse based on continued performance of services.

(11) Includes options to purchase 912 shares of common stock exercisable within 60 days of June 30, 2000.

(12) Includes options to purchase 150,935 shares of common stock exercisable within 60 days of June 30, 2000.

(13) Includes options to purchase 138,635 shares of common stock exercisable within 60 days of June 30, 2000.

(14) Includes (i) 6,000 shares of common stock held by Mr. Taylor that we can repurchase at cost, which rights lapse based on continued performance of services by Mr. Taylor; (ii) 75,200 shares of common stock, 1,000 shares of Series A preferred stock and 11,700 shares of Series B preferred stock held by an investment partnership of which Mr. Taylor is a general partner and with which he shares beneficial ownership; and (iii) 4,370 shares of Series D preferred stock held in the name of Trustee, WSGR Retirement Plan FBO Barry E. Taylor.

(15) Includes options to purchase 87,365 shares of common stock exercisable within 60 days of June 30, 2000.

(16) Includes (i) warrants to purchase 2,500 shares of common stock exercisable within 60 days of June 30, 2000; and (ii) options to purchase 1,500 shares of common stock exercisable within 60 days of June 30, 2000.

(17) Includes (i) warrants to purchase 238,017 shares of common stock exercisable within 60 days of June 30, 2000; (ii) warrants to purchase 523,792 shares of Series B preferred stock exercisable within 60 days of June 30, 2000; (iii) warrants to purchase 450,000 shares of Series C preferred stock exercisable within 60 days of June 30, 2000; and (iv) options to purchase 963,097 shares of common stock exercisable within 60 days of June 30, 2000.

Item 13.  Certain Relationships and Related Party Transactions

None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as a part of this Report.

          1.   Financial Statements and Financial Statement Schedules.

              See Index to Financial Statements at Item 8 on page 31 of this report.

          2.   Exhibits

 Exhibit
 Number                                   Description
---------        ---------------------------------------------------------------
   3.1           Amended and Restated Certificate of Incorporation. (1)
   3.2           Amended and Restated Bylaws. (1)
   4.1           Indenture dated as of February 19, 1998 between the Company and
                 The Bank of New York, including form of Senior Discount Note
                 Due 2008. (1)
   4.2           Specimen  12-5/8% Senior Discount Note Due 2008, Series B (1)
  10.1*          Form of Indemnification Agreement entered into between the
                 Company and all executive officers and directors. (1)
  10.2*          Employment Agreement dated as of January 16, 1999 between the
                 Company and David Zucker. (2)
  10.3*          1995 Stock Plan and forms of agreements used thereunder. (1)
  10.4           Registration Rights Agreement dated as of February 19, 1998 among the Company and the Initial Purchasers. (1)
  10.5           Warrant Agreement dated as of February 19, 1998 between the
                 Company and The Bank of New York. (1)
  10.6           Warrant Registration Rights Agreement dated as of February 19,
                 1998 among the Company and the Initial Purchasers. (1)
  10.7           Warrant Registration Rights Agreement dated as of May 15, 1996, as amended, by and among the Company, Smith Barney Inc. and Toronto Dominion Securities (USA) Inc. (1)
  10.8           Warrant Agreement dated as of May 15, 1996 between the Company and The Bank of New York. (1)
  10.9           Amended and Restated Stockholders Rights Agreement dated August
                 23, 2000 among the Company and certain of its stockholders.
  10.10          Lease Agreement between Seaport Centre Associates, LLC and the
                 Company dated January 20, 1999. (3)
  10.11          Warrant to purchase 175,000 shares of Series C Preferred Stock issued to Jules Haimovitz. (4)
  10.12          Warrant to purchase 650,000 shares of Common Stock issued to
                 Jules Haimovitz. (4)
  21.1           Subsidiaries of the Company.
  24.1           Power of Attorney (included on page II-2)
  27.1           Financial Data Schedule

________________________
* Designated management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K
(1) Incorporated by reference our Registration Statement on Form S-4 filed September 29, 1998, as amended (No. 333-64483)
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(3) Incorporated by references to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.
(4) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended Jul 30, 1999.

     (b) Reports on Form 8-K.
         None.

     (c) Exhibits
         See Item 14(a) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 28, 2000

                                      DIVA SYSTEMS CORPORATION




                                      By: /s/ William M. Scharninghausen
                                         ---------------------------------------
                                              William M. Scharninghausen
                                              Senior Vice President, Finance and
                                              Administration, and Chief
                                              Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William M. Scharninghausen and Stephanie
A. Storms, jointly and severally, as his true and lawful attorneys-in-fact and agents, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant on the 28th day of September, 2000 in the capacities indicated.

            Signature                                         Title
            ---------                                         ------

/s/ Hendrick A. Hansalaar                       President and  Chief Executive Officer (Principal Executive Officer)
------------------------------------------
Hendrick A. Hansalaar

/s/ William M. Scharninghausen                  Senior Vice President, Finance and Administration, and Chief
------------------------------------------
     (William M. Scharninghausen)               Financial Officer (Principal Financial and Accounting Officer)

/s/ Paul M. Cook                                Chairman of the Board and Director
------------------------------------------
     (Paul M. Cook)

/s/ Alan H. Bushell                                    Director
------------------------------------------
     (Alan H. Bushell)

/s/ John W. Goddard                                    Director
------------------------------------------
     (John W. Goddard)

/s/ Jules Haimovitz                                    Director
------------------------------------------
     (Jules Haimovitz)

/s/ John A. Rollwagen                                  Director
------------------------------------------
     (John A. Rollwagen)

/s/ David F. Zucker                                    Director
------------------------------------------
     (David F. Zucker)