Form 10-Q
period 2000-09-30
DIVA SYSTEMS CORP
filed 2000-11-14
CIK 1003439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

         (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the quarterly period ended September 30, 2000.

                                      or

         [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the transition period from ____________ to
             ____________.


                         Commission File No. 333-64483


                           DIVA Systems Corporation
                                    (Exa125
              ct name of Registrant as specified in its charter)


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

         The number of shares of Registrant's classes of Common Stock at October 31, 2000 was:

                  Title of each class
                  -------------------
            Common Stock, $.001 par value                          17,943,944
            Class C Common Stock,$.001 par value                      857,370

                           DIVA SYSTEMS CORPORATION

                         Quarterly Report on Form 10-Q

                               Table of Contents

                       Quarter Ended September 30, 2000

                        PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)
                Condensed Consolidated Balance Sheet at September 30, 2000 and
                June 30, 2000                                                                     1
                Condensed Consolidated Statement of Operations for the three months
                ended September 30, 2000 and 1999                                                 2
                Condensed Consolidated Statement of Cash Flows for the three months
                ended September 30, 2000 and 1999                                                 3
                Notes to Condensed Consolidated Financial Statements                              5
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                 7
Item 3.     Quantitative and Qualitative Disclosures about Market Risk                           15

                         PART II - OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                                            27
Item 4.     Submission of Matters to a Vote of Security Holders                                  27
Item 6.     Exhibits and Reports on Form 8-K                                                     29
Signatures                                                                                       30

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                         September 30,          June 30,
                                Assets                                                       2000                 2000
                                                                                       ------------------   ------------------
Current assets:
    Cash and cash equivalents                                                          $       47,659       $      66,253
    Short-term investments                                                                     30,360              26,429
    Accounts receivable                                                                        13,961                 264
    Inventory                                                                                   7,115               3,143
    Prepaid expenses and other current assets                                                     963               3,520
                                                                                       ------------------   ------------------

          Total current assets                                                                100,058              99,609

Property and equipment, net                                                                    12,101              12,648
Debt issuance costs, net                                                                        6,064               6,500
Deposits and other assets                                                                         578                 596
Intangible assets, net                                                                             89                 134
                                                                                       ------------------   ------------------

          Total assets                                                                 $      118,890       $     119,487
                                                                                       ==================   ==================


      Liabilities, Redeemable Warrants and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                                   $        6,167       $       5,121
    Other current liabilities                                                                   3,253               4,441
    Deferred revenue                                                                              983               1,015
    Current portion of capital lease obligation                                                   690                 676
                                                                                       ------------------   ------------------

          Total current liabilities                                                            11,093              11,253

Notes payable                                                                                 322,899             312,815
Redeemable put warrants                                                                         7,326              11,989
Long - term portion of lease payable                                                              850               1,029
Deferred rent                                                                                     810                 780
                                                                                       ------------------   ------------------

          Total liabilities                                                                   342,978             337,866
                                                                                       ------------------   ------------------

Redeemable warrants                                                                             4,603               7,007
                                                                                       ------------------   ------------------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 80,000,000 shares authorized; 25,051,528 and 24,495,463 shares issued and outstanding as of September 30, 2000, and June 30, 2000, respectively.
    Common stock, $0.001 par value; 165,000,000 shares authorized;                                 25                  24
       18,691,887 and 18,615,618 shares issued and outstanding as
       of September 30, 2000, and June 30, 2000, respectively.                                     19                  19
    Additional paid-in capital                                                                147,249             138,211
    Deferred compensation                                                                      (6,491)             (5,954)
    Accumulated deficit                                                                      (369,493)           (357,686)
                                                                                       ------------------   ------------------

       Total stockholders' deficit                                                           (228,691)           (225,386)
                                                                                       ------------------   ------------------

       Total liabilities, redeemable warrants and stockholders' deficit                $      118,890       $     119,487
                                                                                       ==================   ==================

See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                          Three Months Ended
                                                                             September 30,
                                                                        2000               1999
                                                                  -----------------   ---------------
         Revenues:
                     Product                                      $          35       $     --
                     License                                                 36             --
                     Service                                                314                68
                                                                  -----------------   ---------------

                              Total revenues                                385                68

         Operating expenses:
                     Cost of product revenue                                185             --
                     Programming                                          1,048             1,242
                     Operations                                           1,815             1,471
                     Engineering and development                          8,011             5,281
                     Sales and marketing                                  1,472             1,613
                     General and administrative                           5,505             4,690
                     Depreciation and amortization                        1,522             1,474
                     Warrant benefit                                       (181)            --
                     Amortization of stock compensation                   1,128               205
                                                                  -----------------   ---------------

                              Total operating expenses                   20,505            15,976
                                                                  -----------------   ---------------

                              Operating loss                             20,120            15,908
                                                                  -----------------   ---------------

         Other (income) expense:
                     Interest income                                       (671)           (1,585)
                     Gain on sale of investments                        (12,896)            --
                     Gain on sale of property and equipment                 (40)            --
                     Interest expense                                     5,294             9,186
                                                                  -----------------   ---------------
                              Total other (income)/expense,              (8,313)            7,601
                              net
                                                                  -----------------   ---------------

                              Net loss                                   11,807            23,509

         (Decrement)/Accretion of redeemable warrants                    (2,404)              152
                                                                  -----------------   ---------------

                              Net loss attributable to
                                 common stockholders              $       9,403       $    23,661
                                                                  =================   ===============

         Basic and diluted net loss per share:                    $         .50       $      1.36
                                                                  =================   ===============

         Shares used in per share computation                            18,670            17,389
                                                                  =================   ===============

See accompanying notes to interim condensed consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                                   2000               1999
                                                                            -------------------  ----------------
       Cash flows from operating activities:
         Net loss                                                           $      (11,807)       $   (23,509)
         Adjustments to reconcile net loss to net
           cash used in operating activities:
              Depreciation and amortization                                          1,522              1,474
              (Gain)/loss on disposition of property and equipment                     (40)                74
              Amortization of debt issuance costs and
                accretion of discount on notes payable                               5,857              9,184
              Amortization of deferred stock compensation                            1,128                205
              Warrant benefit                                                         (181)                --
              Changes in operating assets and liabilities:
                Other assets                                                           558                333
                Accounts receivable                                                (11,699)                --
                Inventory                                                           (3,972)              (409)
                Accounts payable                                                     1,046                484
                Other current liabilities                                           (1,187)               225
                Deferred rent                                                           30                 --
                Deferred revenue                                                       (32)                --
                                                                            -------------------   ----------------

                  Net cash used for operating activities                           (18,777)           (11,939)
                                                                            -------------------   ----------------

       Cash flows from investing activities:
         Purchases of property and equipment                                        (1,015)            (2,377)
         Deposits on property and equipment                                             19                (31)
         Proceeds from the sale of assets                                              125                 --
         Purchases of short-term investments                                        (3,931)           (17,486)
         Proceeds from the sale of short-term investments                               --             10,940
                                                                            -------------------   ----------------

                  Net cash used for investing activities                            (4,802)            (8,954)
                                                                            -------------------   ----------------

       Cash flows from financing activities:
         Issuance of preferred stock, net                                             5000                 --
         Exercise of stock options, series AA preferred stock
             options and issuance of common stock                                      150                 80
         Payments on capital lease                                                    (165)                --
         Payments on note payable                                                       --                 (4)
                                                                            -------------------   ----------------

                  Net cash provided by financing activities                          4,985                 76
                                                                            -------------------   ----------------

       Net decrease in cash and cash equivalents                                   (18,594)           (20,817)

       Cash and cash equivalents at beginning of period                             66,253             89,239
                                                                            -------------------   ----------------

       Cash and cash equivalents at end of period                           $       47,659        $    68,422
                                                                            ===================   ================

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows (Continued)
                                (in thousands)
                                  (unaudited)

Noncash investing and financing activities:

  (Decrement)/Accretion of redeemable warrants                 $     (2,404)       $       152
                                                               ===============     =============
  Deferred compensation associated with stock options          $      1,665        $        --
                                                               ===============     =============

See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1--The Company And Basis Of Presentation

     DIVA Systems Corporation (the Company), is a provider of interactive, video-on-demand products and services. The Company was in the development stage from July 1, 1995 (inception) to September 30, 1999, and its primary activity was performing research and development, licensing program content, manufacturing the necessary equipment, developing a service offering, establishing strategic alliances, deploying service trials and limited commercial launches with cable operators and raising capital. As of October 1, 1999, the Company commenced principal operations, which consists of manufacturing, selling, licensing and providing operational support for its video-on-demand products and services.

     The interim unaudited financial statements as of September 30, 2000, for the three months ended September 30, 2000 and 1999 have been prepared on substantially the same basis as the Company's audited financial statements for the year ended June 30, 2000 and include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the financial information set forth herein. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

     These interim unaudited financial statements should be read in conjunction with the Company's annual financial statements, included in the Company's Form 10-K for the year ended June 30, 2000 (Fiscal 2000).

Note 2--Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants and the weighted-average number of outstanding shares of common stock. Potentially dilutive securities, including options, warrants, restricted common stock, and preferred stock, (amounting to 44,775,430 shares of common stock) has been excluded from the computation of diluted net loss per share because the effect of this inclusion would be antidilutive. Information pertaining to potentially dilutive securities is included in Notes 6, 7 and 8 of notes to consolidated financial statements included in the Company's Fiscal 2000 Form 10-K.

Note 3--Revenue Recognition Policy

     The Company's contracts are generally multiple-element arrangements with a network operator involving a combination of video-on-demand hardware products, licenses for system software and selected content and operational services. As a result the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," and Statement of Position 98-9 (SOP 98-9), "Software Revenue Recognition, with Respect to Certain Transactions." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence of the relative fair values of the elements. Vendor specific objective evidence is determined by the price charged when the element is sold separately. SOP 98-9 requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, revenue for the undelivered elements is deferred and subsequently recognized in accordance with Statement of Position 97-2. Evidence of the fair value of the individual elements in our current agreements does not exist.

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

     The Company provides limited warranty rights to its customers. Estimated warranty obligations are provided by charges to operations in the period in which the related revenue is recognized. To date, the estimated warranty obligations have not been considered significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated interim financial statements for the three months ended September 30, 2000 and 1999 included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below. The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-looking statements or to update the reason actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are statements identified with an asterisk (*). All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below and in "Factors Affecting Operating Results."

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

     Beginning in June 1999, we shifted our sales and marketing strategy to emphasize selling our video-on-demand hardware products, licensing our system software, and providing a suite of content acquisition and operational support services on an a'la carte basis to network operators. Under this approach, the network operator purchases the video-on-demand system hardware and takes the capital and operating expense risk associated with such ownership. The network operator licenses our system software and can then select the other video-on-demand support services it wants to utilize. The network operator can select either the entire package of content and operational support services and pay us a portion of the revenues they receive from video-on-demand services, or select some or all of these services on a fee-for-service basis. We expect that the substantial majority of our future revenues will be derived from this new strategy.*

     Through September 30, 2000, we have generated minimal revenues and have incurred significant losses and substantial negative cash flow, primarily due to engineering and development expenditures and other costs required to develop our video-on-demand products and services. Since our inception through September 30, 2000, we have an accumulated deficit of $369.5 million and have not achieved profitability on a quarterly or annual basis. We expect to continue to incur substantial net losses and negative cash flow for at least the next few years.* Our historical revenues and expenditures are not necessarily indicative of, and should not be relied upon as an indicator of, revenues that may be attained or expenditures that may be incurred by us in future periods.

Revenues

     Revenue is comprised of three components: product revenue resulting from the sale of our video-on-demand hardware products; licensing revenue resulting from the licensing of our systems software and on-screen video-on-demand navigator applications; and service revenue resulting from programming services and operations support services. Since our inception through September 30, 2000, we have not recognized any revenue from our interactive program guide.

     Our contracts are generally multiple-element arrangements with a network operator involving a combination of video-on-demand hardware products, licenses for system software and selected content and operational services. As a result we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," and Statement of Position 98-9 (SOP 98-9), "Software Revenue Recognition, with respect to certain arrangements." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence of the relative fair values of the elements. Vendor specific objective evidence is determined by the price charged when the element is sold separately. SOP 98-9 requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with Statement of Position 97-2. Evidence of the fair value of the individual elements in our current agreements does not exist.

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

     Programming. Programming expense includes license fees payable to content providers, costs related to the acquisition and production of digitally encoded programming content (including movies, videos, previews and promotions) and content duplication and distribution expenses. Historically, programming expense has represented a significant portion of our operating expenses, since we provided all programming content as an integral component of our end-to-end video-on-demand service. In the future, we expect that programming expenses will decrease as a percentage of total operating expenses because we anticipate that some larger network operators will take responsibility for acquiring their own content.* We expect to continue to incur programming expenses for network operators that elect to have us provide programming content or contract for an end-to-end video-on-demand service from us.*

     Operations. Operations expense includes the cost of field operations, both for initial launches and for ongoing support of our installed video-on-demand base. These costs include personnel and other costs for technical support, customer service training, installation, launch support, and maintenance costs for our video-on-demand system. In addition, operations expense includes personnel and other costs which support our ongoing manufacturing relationships for our video-on-demand hardware products with third-party manufacturers. We expect operations expense to increase in the future due to an increase in the manufacture and sale of our video-on-demand hardware.* To the extent network operators elect to contract with us for operations support, operations expense would increase in the area of field support and maintenance.

     Engineering and Development. Engineering and development expense consists of salaries, consulting fees, prototype hardware and other costs to support product development. Our engineering and development efforts involve ongoing system software development, system integration and new technology. To date, the most substantial portion of our operating expenses have been engineering and development expense. We expect to continue to incur significant engineering and development expenditures for continued development and enhancements to our video-on-demand products and services.* We believe these expenditures are necessary to remain competitive, to assure our products and services are integrated with industry standards and to offer new services, such as our recently introduced interactive program guide, and enhancements to our customers.*

     Sales and Marketing. To date, our sales and marketing expense has consisted of the costs of marketing our video-on-demand products and services to network operators and their customers and has included business development and marketing personnel, travel expenses, trade shows, consulting fees and promotional costs. Historically, our sales and marketing expense has also included telemarketing, direct mailings, targeted advertising and promotional campaigns and other direct marketing costs related to acquiring subscribers under our end-to-end video-on-demand service. In the future, we expect that direct marketing costs will not represent a significant component of total sales and marketing expense, as most network operators will take responsibility for marketing video-on-demand services to their subscribers.* To the extent we provide these services, they will likely be performed under individual service agreements with the network operators and, accordingly, will fluctuate with revenues. Our future sales and marketing costs will consist primarily of market development and product management expenses.*

     General and Administrative. General and administrative expense consists primarily of salaries and related expenses of management and administrative personnel, professional fees and general corporate and administrative expenses. In addition, general and administrative expense includes costs associated with the development, support and growth of our management information system infrastructure. We expect general and administrative expense to increase over time to support the expansion of our business activities.*

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, including our video-on-demand hardware. Generally, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Historically, depreciation expense has been a significant component of our operating expenses. This resulted from the significant investment in capital equipment necessary to deploy our end-to-end video-on-demand service. We expect depreciation expense to decrease as a component of operating expense in the future as network operators purchase the various video-on-demand hardware components directly from us.*

     Warrant (Benefit)/Expense. Warrant (benefit)/expense represents the cost of the warrants issued to customers and a strategic business partner based on their estimated fair value, as determined using the Black-Scholes model, at the earlier of the grant date or the date it becomes probable that the warrants will be earned.

     Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date.

Other Income and Expense

     Other income and expense primarily consists of interest income and interest expense. Interest income consists of earnings on cash, cash equivalents and short-term investments. Gain on sale of investments consists of proceeds from the sale of an investment in common stock held by us. Interest expense consists primarily of accreted interest on our outstanding debt and revaluation of redeemable put warrants.

Results of Operations

Revenue

     Total revenue for the three months ended September 30, 2000 was $385,000 compared to $68,000 for the three months ended September 30, 1999.

     Product revenue. Product revenue was $35,000 for the three months ended September 30, 2000. We did not record any product revenue for the three months ended September 30, 1999.

     License revenue. License revenue was $36,000 for the three months ended September 30, 2000. We did not record any license revenue for the three months ended September 30, 1999.

     Service revenue. Service revenue was $314,000 and $68,000 for the three months ended September 30, 2000 and 1999, respectively. This increase was primarily due to an increase in the number of video-on-demand subscribers.

Operating Expenses

     Cost of Product Revenue. Cost of product revenue was $185,000 for the three months ended September 30, 2000. We did not record cost of product revenue for the three months ended September 30, 1999.

     Programming. Programming expense was $1.0 million and $1.2 million for the three months ended September 30, 2000 and 1999, respectively. The decrease in programming expense was primarily attributable to reduced labor and other related program production service costs. In addition, we have reduced the number of trailers, previews, promotions, and other encoding related costs, resulting in a reduction of overall expenditures in this area. The three months ended September 30, 2000 reflect this reduced level of expenditures when compared to the three months ended September 30, 1999.

     Operations. Operations expense was $1.8 million and $1.5 million for the three months ended September 30, 2000 and 1999, respectively. The increase in operations expense was primarily attributable to increased personnel costs in the manufacturing area as we commercially introduced our video-on-demand products and services in multiple network operators' plants and increased expenses related to operations activity in our United Kingdom office.

     Engineering and Development. Engineering and development expense was $8.0 million and $5.3 million for the three months ended September 30, 2000 and 1999, respectively. The increase in engineering and development expense was attributable to the hiring of additional engineering and development personnel, outside consultants and other engineering expenses in connection with the further development and enhancement of our video-on-demand technology. In addition, the increase included expenditures for the development of new products and services such as our interactive program guide and integration activities related to digital broadcast platforms and middleware applications required for deployment by network operators. Included in engineering and development expenses for the three months ended September 30, 2000 was $1.1 million in development related expenses pursuant to a development contract with a third party. There was no similar expense for the three months ended September 30, 1999.

     Sales and Marketing. Sales and marketing expense was $1.5 million and $1.6 million for the three months ended September 30, 2000 and 1999, respectively. There was no significant variance in sales and marketing expense between the three months ended September 30, 2000 and 1999.

     General and Administrative. General and administrative expense was $5.5 million and $4.7 million for the three months ended September 30, 2000 and 1999, respectively. Overall, these expenses have increased as a direct result of the growth in all phases of our operations. In addition to the increase in personnel related expenses, the increase in general and administrative expense is the result of increased rent expense due to the relocation of our corporate headquarters to a new facility and international business development expenses, including the operations of an office in the United Kingdom and expenses related to the filing of a registration statement on Form S-1.

     Depreciation and Amortization. Depreciation and amortization expense was $1.5 million for the three months ended September 30, 2000 and 1999.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation expense was $1.1 million and $205,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in deferred stock compensation expense was related to an increase in stock options granted to employees and consultants. We expect to continue to grant options to employees which may result in an increase in deferred stock-based compensation which will be amortized over the applicable vesting periods of the options.

Other Income and Expenses

     Interest income was $671,000 and $1.6 million for the three months ended September 30, 2000 and 1999, respectively. The decrease in interest income is the result of a decrease in cash and cash equivalent balances, which are invested in short-term, interest bearing accounts and a decrease in short-term investments. Gain on sale of investments was $12.9 million for the three months ended September 30, 2000. Gain on sale of investment is due to the sale of shares of PMC-Sierra, Inc. common stock previously acquired by us in connection with the acquisition by PMC-Sierra, Inc., of a company in which we held a small minority interest. Interest expense was $5.3 million and $9.2 million for the three months ended September 30, 2000 and 1999, respectively. Included in interest expense for the three months ended September 30, 2000 is a gain on the revaluation of redeemable put warrants of $4.7 million.

Provision for Income Taxes

     We have not provided for or paid federal income taxes due to our net losses. As of June 30, 2000, we had net operating loss carryforwards of approximately $215.7 million to offset future income subject to federal income taxes and $112.9 million available to offset future California taxable income. As of June 30, 2000, we had $21.8 million in net operating losses to offset future New Jersey taxable income and we had $11.0 million in net operating losses to offset future Pennsylvania taxable income. The extent to which such loss carryforwards can be used to offset future taxable income may be limited because of ownership changes pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     From inception through September 30, 2000, we have financed our operations primarily through the gross proceeds of private placements totaling approximately $108.3 million of equity and $250.0 million of high yield debt securities, net of repayments. During the three months ended September 30, 2000, we raised $5.0 million by issuing preferred stock to Charter Communications. As of September 30, 2000, we had cash and cash equivalents and short-term investments totaling $78.0 million.

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

     We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements at least through the current fiscal year.* Thereafter, we will need to raise significant additional funds to support our operations. However, we may need to raise additional funds earlier if our estimates of working capital and operating expenditure requirements change or prove to be inaccurate. We may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. We have no present commitments or arrangements assuring us of any future equity or debt financing, and there can be no assurance that we will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that we are unable to obtain such additional capital, we will be required to delay the expansion of our business or take other actions that would harm our business and our ability to achieve sufficient cash flow to service our indebtedness. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted.

Recent Accounting Pronouncements

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, and amendment to FASB Statement No. 133". Statement No. 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply Statement No.133. Statement 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB Statement No. 133", and Statement No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 138 has not had a material effect on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which is effective in the first quarter of fiscal 2001 but does not have to be adopted till the fourth quarter of fiscal 2001. We are currently analyzing this statement, but do not expect it to have a material impact on our consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standard Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion (APB) No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000. The adoption of FIN 44 has not had a material effect on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

         Our short-term investments have generally been available-for-sale. Gross unrealized gains and losses were not significant as of September 30, 2000.

         The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio (in thousands, except average yields) at September 30, 2000.

                                              Carrying        Average
                                               Amount          Yield
                                              --------        -------
U.S government obligation                     $ 8,316          6.32%
Commercial paper                               46,589          6.56%
Certificates of deposits                        2,103          4.55%
Money market instruments                        4,111          6.25%
Auction rate preferred stock certificates      16,900          6.55%
                                              -------
                   Total                       78,019

Included in cash and cash equivalents          47,659
Included in short-term investments             30,360
                                              -------
                   Total                      $78,019
                                              =======


Foreign Currency Risks

We believe that our exposure to currency exchange fluctuation risk is insignificant because our transactions with international vendors are generally denominated in U.S. dollars, which is considered to be the functional currency for our company and subsidiaries.*The currency exchange impact on intercompany transactions was $106,000.

Factors Affecting Operating Results

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

Our leverage is substantial and will increase, making it more difficult to respond to changing business conditions

         We are highly leveraged. As of September 30, 2000, we had senior discount notes payable of approximately $322.9 million. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008 at the aggregate par value of $463.0 million. The degree to which we are leveraged could have important consequences to us and our investors, including, but not limited to, the following:

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

We are an early stage company with limited revenues and a history of losses, we expect to continue to incur substantial losses and negative cash flow and we may never achieve or sustain profitability

         We are an early stage company with limited commercial operating history. We have generated revenues of $2.7 million and have incurred net losses of approximately $369.4 million since our inception through September 30, 2000. We expect to continue to incur substantial losses and experience substantial negative cash flow for at least the next few years as we continue to develop our video-on-demand service capability and sell and license our products and services. We do not expect to generate substantial revenues unless and until our video-on-demand products and services are deployed at a significant number of additional cable systems and a significant number of viewers access our service. If we do not achieve and sustain profitability in the future, then we may be unable to continue our operations.

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

 .    our video-on-demand and interactive program guide products are compatible with industry standards as they evolve; and.
 .    our technology enables the network operator to add new revenue generating services.

     If we are unable to persuade network operators to purchase our products or services and deploy video-on-demand broadly in their cable systems, the growth of our business will suffer.

If the limited commercial deployments of our video-on-demand service with network operators are not expanded, our results of operations and our reputation will suffer

         We have deployed our video-on-demand service in two cable systems owned by Charter, a multiple-headend cable system owned by AT&T, and three cable systems owned by Insight. In May 2000, we entered into an agreement with Charter to deploy our video-on-demand service in a number of additional cable systems. In September 2000, we entered into an agreement with AT&T to deploy our video-on-demand service in a number of cable systems owned by AT&T. The existing deployments with Charter, Chambers, Insight and AT&T, currently serve a limited number of approximately 35,000 customers. These network operators may not continue these deployments beyond the terms of our existing agreements, and they may choose not to broadly deploy our video-on-demand service in existing or additional cable systems. In the past, we had limited scope video-on-demand trials with other network operators that did not result in broad deployments. If we are unable to add a substantial number of cable systems to the existing contracts with the network operators currently deploying our products and services, our results of operations will suffer. In addition, our reputation and our ability to enter into agreements with other network operators could be impaired.

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

If we do not obtain substantial additional funds in the future, we may be unable to continue to grow our business or repay our indebtedness

         We will require substantial additional funds in order to continue the development, sale, license and provision of our video-on-demand and interactive program guide products and services and, commencing on September 1, 2003, to make cash interest payments on our indebtedness. We have made and expect to continue to make significant investments in working capital in order to fund development activities, commercially deploy our video-on-demand service, sell our products and services and fund operations. We expect to continue to incur significant operating losses and expect that our operating cash flow will be increasingly negative over at least the next few years. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements through the next twelve months.* However, we may need to raise additional funds earlier if our estimates of working capital or capital expenditure requirements change or prove to be inaccurate. We may also need to raise significant additional funds in order to respond to unforeseen technological, marketing or competitive hurdles or to take advantage of unanticipated opportunities.

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

         Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended September 30, 2000, we issued and sold an aggregate of 76,269 shares of Common Stock to our employees and consultants for an aggregate purchase price of $149,705 pursuant to exercises of options under its 1995 and 1998 Stock Plans. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder. In addition, during the three months ended September 30, 2000 we issued and sold 555,556 shares of Series F Preferred Stock for an aggregate purchase price of $5,000,000 to one strategic investor. This issuance was deemed exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.

         Item 4.  Submission of Matters to a Vote of Security Holders

         On August 23, 2000, we held an annual meeting of Shareholders for which we solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

         1.    Election of the Directors of the Company:

                     NOMINEES               For                   Withheld
                     Alan H. Bushell        32,009,928            4,149
                     Paul M. Cook           32,007,403            6,674
                     John W. Goddard        32,012,125                0
                     Jules Haimovitz        32,011,452              673
                     John A. Rollwagen      32,011,813              312
                     Barry E. Taylor        32,011,813              312
                     David F. Zucker        32,008,595              312

         2. To approve an amendment to the 1995 Stock Plan to increase the number of shares of Common Stock reserved for issuance by 3,300,000 shares.

                         For: 28,007,317    Against: 5,500,760    Abstained: 0

         3. To approve an amendment to our Certificate of Incorporation to authorize 2,000,000 shares on non-voting Series D-1 Preferred Stock and 2,000,000 shares of non-voting Class B Common Stock.

                  COMMON:      For: 15,745,352  Against:  0    Abstained:   650
                  PREFERRED:   For: 17,760,773  Against:  0    Abstained: 1,302
                  SERIES A,

             SERIES B,
             SERIES C&
             SERIES D:    For: 13,248,952  Against:  0        Abstained:    0
     4. To approve an Amended and Restated Certificate of Incorporation effective upon the closing of our Initial Public Offering.

             COMMON:      For: 14,275,352  Against: 1,470,000 Abstained:    650
             PREFERRED:   For: 17,736,773  Against:    24,000 Abstained:  1,302
             SERIES A,
             SERIES B,
             SERIES C&
             SERIES D:    For: 13,224,952  Against:    24,000 Abstained:    0

     5. To approve the Amended and Restated Bylaws effective upon the closing of our Initial Public Offering.

             COMMON:      For: 14,275,146  Against: 1,470,000 Abstained:    856
             PREFERRED:
             SERIES A,
             SERIES B,
             SERIES C&
             SERIES D:    For: 13,224,952  Against:    24,000 Abstained:    0

     6. To approve the 2000 Employee Stock Purchase Plan with 750,000 shares of Common Stock reserved for issuance, effective upon the closing of our Initial Public Offering.

                   For: 32,013,387  Against: 1,494,361  Abstained:   0

     7. To approve the 2000 Stock Plan with 3,000,000 shares of Common Stock reserved for issuance.

                   For: 32,013,716  Against: 1,494,361  Abstained:   0

     8. To ratify the appointment of KPMG LLC as our independent auditors for the fiscal year ending June 30, 2001.


                   For: 32,013,716  Against: 1,494,361  Abstained:   0

         Item 6.  Exhibits and Reports on Form 8-K:

               a.   Exhibits.

                    27.1   Financial Data Schedule

               b.   Reports on Form 8-K.

                    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000.

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

Dated: November 14, 2000