Form 10-Q
period 2000-12-31
DIVA SYSTEMS CORP
filed 2001-02-13
CIK 1003439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended December 31, 2000.

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


     The number of shares of Registrant's classes of Common Stock at January 31, 2001 was:

            Title of each class
            -------------------
        Common Stock, $.001 par value                 18,138,187
        Class C Common Stock, $.001 par value            857,370

                           DIVA SYSTEMS CORPORATION

                         Quarterly Report on Form 10-Q

                               Table of Contents

                        Quarter Ended December 31, 2000



                         PART I - FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheet at December 31, 2000 and
                  June 30, 2000                                                              1
                  Condensed Consolidated Statement of Operations for the three months
                  and six months ended December 31, 2000 and 1999                            2
                  Condensed Consolidated Statement of Cash Flows for the six months
                  ended December 31, 2000 and 1999                                           3
                  Notes to Condensed Consolidated Financial Statements                       5
Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                      6
Item 3.        Quantitative and Qualitative disclosures about Market Risk                   13

                          PART II - OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                                    26
Item 6.        Exhibits and Reports on Form 8-K                                             26
Signatures                                                                                  27

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                      December 31,        June 30,
                                                                                         2000              2000
                                                                                   ----------------    -------------
                                Assets
Current assets:
    Cash and cash equivalents                                                    $         38,783    $      66,253
    Short-term investments                                                                 37,976           26,429
    Accounts receivable                                                                     1,562              264
    Inventory                                                                              15,080            3,143
    Prepaid expenses and other current assets                                                 724            3,520
                                                                                   ----------------    -------------

          Total current assets                                                             94,125           99,609

Property and equipment, net                                                                11,493           12,648
Debt issuance costs, net                                                                    5,607            6,500
Deposits and other assets                                                                     583              596
Intangible assets, net                                                                         44              134
                                                                                   ----------------    -------------

          Total assets                                                           $        111,852     $    119,487
                                                                                  =================    =============
        Liabilities, Redeemable Warrants and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                             $          6,351     $      5,121
    Other current liabilities                                                               2,624            4,441
    Deferred revenue                                                                          965            1,015
    Current portion of capital lease obligation                                               706              676
                                                                                   ----------------    -------------
          Total current liabilities                                                        10,646           11,253

Notes payable                                                                             333,440          312,815
Redeemable put warrants                                                                     7,326           11,989
Long - term portion of lease payable                                                          668            1,029
Deferred rent                                                                                 839              780
                                                                                   ----------------    -------------
          Total liabilities                                                               352,919          337,866
                                                                                   ----------------    -------------
Redeemable warrants                                                                         4,856            7,007
                                                                                   ----------------    -------------
Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 80,000,000 shares authorized;
       25,120,253 and 24,495,463 shares issued and outstanding as of
       December 31, 2000, and June 30, 2000, respectively.                                     25               24
    Common stock, $0.001 par value; 165,000,000 shares authorized;
       18,880,321 and 18,615,618 shares issued and outstanding as of
       December 31, 2000, and June 30, 2000,  respectively.                                    19               19

Additional paid-in capital                                                                148,426          138,211
Deferred compensation                                                                      (6,242)          (5,954)
Accumulated deficit                                                                      (388,151)        (357,686)
                                                                                   ----------------    -------------
          Total stockholders' deficit                                                    (245,923)        (225,386)
                                                                                   ----------------    -------------

          Total liabilities, redeemable warrants and
          stockholders' deficit                                                  $        111,852    $     119,487
                                                                                   ================    =============

See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                                 Three Months Ended                Six Months Ended
                                                                    December 31,                      December 31,
                                                              2000              1999             2000             1999
                                                          -----------        ----------       ----------       ----------
Revenues:
          Product                                        $        18        $     944        $       53       $     944
          License                                                 45               --                81              --
          Service                                              1,030              103             1,344             171
                                                          -----------        ----------       ----------       ----------
                 Total revenues                                1,093            1,047             1,478           1,115

Operating expenses:
          Cost of product revenue                                553            1,103               738           1,103
          Programming                                            878            1,023             1,925           2,265
          Operations                                           1,772            1,529             3,588           3,000
          Engineering and development                          7,678            6,922            15,690          12,203
          Sales and marketing                                  1,793            1,680             3,265           3,293
          General and administrative                           6,117            4,068            11,621           8,758
          Depreciation and amortization                        1,511            1,801             3,033           3,275
          Warrant expense                                        247              --                 66             --
          Amortization of stock compensation                   1,092              180             2,220             385
                                                          -----------        ----------       ----------       ----------
                 Total operating expenses                     21,641           18,306            42,146          34,282
                                                          -----------        ----------       ----------       ----------
                 Operating loss                               20,548           17,259            40,668          33,167
                                                          -----------        ----------       ----------       ----------
Other (income) expense:
          Interest income                                     (1,396)          (1,514)           (2,067)         (3,099)
          Gain on sale of investments                        (11,524)             --            (24,421)            --
          Gain on sale of property and equipment                 --               --                (40)            --
          Interest expense                                    11,030            9,631            16,325          18,817
                                                          -----------        ----------       ----------       ----------
                 Total other (income)expense, net             (1,890)           8,117           (10,203)         15,718
                                                          -----------        ----------       ----------       ----------

                 Net loss                                     18,658           25,376            30,465          48,885

Accretion of redeemable warrants                                 254              152            (2,150)            304
                                                          -----------        ----------       ----------       ----------

                 Net loss attributable to
                      common stockholders                $    18,912       $   25,528        $   28,315       $  49,189
                                                          ===========        ==========       ==========       ==========

Basic and diluted net loss per share:                    $      1.01       $     1.44        $     1.51       $    2.79
                                                          ===========        ==========       ==========       ==========

Shares used in per share computation                          18,796           17,689            18,744          17,600
                                                          ===========        ==========       ==========       ==========

See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                                   Six Months Ended
                                                                                     December 31,
                                                                              2000                 1999
                                                                          ------------          -----------
Cash flows from operating activities:
  Net loss                                                               $   (30,465)          $   (48,885)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                            3,033                 3,275
      (Gain)/loss on disposition of property and                                 (40)                   74
         equipment
      Amortization of debt issuance costs and
         accretion of discount on notes payable                               16,855                18,790
      Amortization of deferred stock compensation                              2,220                   385
      Warrant expense                                                             66                   --
      Gain on disposal of investments                                        (24,421)                  --
      Changes in operating assets and liabilities:
             Other assets                                                        798                 1,388
             Accounts receivable                                                 700                   --
             Inventory                                                       (11,937)                  256
             Accounts payable                                                  1,230                  (669)
             Other current liabilities                                           (50)                  453
             Deferred rent                                                      (112)                  --
             Deferred revenue                                                 (1,817)                  731
                                                                          ------------          -----------
                  Net cash used for operating activities                     (43,940)              (24,202)
                                                                          ------------          -----------
Cash flows from investing activities:
  Purchases of property and equipment                                         (1,861)               (3,831)
  Proceeds from sale of investments                                           24,421                    --
  Proceeds from the sale of assets                                               125                    --
  Purchases of short-term investments                                        (11,547)              (15,764)
                                                                          ------------          -----------
                  Net cash provided by (used for) investing activities        11,138               (19,595)
                                                                          ------------          -----------
Cash flows from financing activities:
  Issuance of preferred stock, net                                             5,000                 7,000
  Exercise of stock options                                                      492                   563
  Payments on capital lease                                                     (160)                  (87)
  Payments on note payable                                                        --                   (11)
                                                                          ------------          -----------
                  Net cash provided by financing activities                    5,332                 7,465
                                                                          ------------          -----------
Net decrease in cash and cash equivalents                                    (27,470)              (36,332)

Cash and cash equivalents at beginning of period                              66,253                89,239
                                                                          ------------          -----------
Cash and cash equivalents at end of period                               $    38,783           $    52,907
                                                                          ============          ===========

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows (Continued)
                                (in thousands)
                                  (unaudited)

        Noncash investing and financing activities:
        Reclassification of equipment to inventory            $               --   $              307
                                                               =================     ================
        Equipment acquired under capital lease obligations    $               --   $            1,576
                                                               =================     ================
        (Decrement)/Accretion of redeemable warrants          $           (2,150)  $              304
                                                               =================     ================

See accompanying notes to interim condensed consolidated financial statements.


                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1-The Company And Basis Of Presentation

     DIVA Systems Corporation (the "Company"), is a provider of interactive, video-on-demand products and services. The Company was in the development stage from July 1, 1995 (inception) to September 30, 1999, and its primary activities were performing research and development, licensing program content, manufacturing the necessary equipment, developing a service offering, establishing strategic alliances, deploying service trials and limited commercial launches with cable operators, and raising capital to finance these
activities.   As of October 1, 1999, the Company commenced principal operations, which consists of manufacturing, selling, licensing and providing operational support for its video-on-demand products and services.

     The interim unaudited financial statements as of December 31, 2000, and for the three and six months ended December 31, 2000 and 1999 have been prepared on substantially the same basis as the Company's audited financial statements for the year ended June 30, 2000 and include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the financial information set forth herein. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

     These interim unaudited financial statements should be read in conjunction with the Company's annual financial statements, included in the Company's Form 10-K for the year ended June 30, 2000 (Fiscal 2000).

Note 2-Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants and the weighted-average number of outstanding shares of common stock. Potentially dilutive securities, including options, warrants, restricted common stock, and preferred stock, (amounting to 44,844,247 shares of common stock) has been excluded from the computation of diluted net loss per share because the effect of this inclusion would be antidilutive. Information pertaining to potentially dilutive securities is included in Notes 6, 7 and 8 of notes to consolidated financial statements included in the Company's Fiscal 2000 Form 10-K.

Note 3-Revenue Recognition Policy

     The Company's contracts are generally multiple-element arrangements with a network operator involving a combination of video-on-demand hardware products, licenses for system software and selected content and operational services. As a result, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2),
"Software Revenue Recognition," and Statement of Position 98-9 (SOP 98-9), "Software Revenue Recognition, with Respect to Certain Transactions." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence of the relative fair values of the elements. Vendor specific objective evidence is determined by the price charged when the element is sold separately. SOP 98-9 requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, revenue for the undelivered elements is deferred and subsequently recognized in accordance with Statement of Position 97-2. Evidence of the fair value of the individual elements in our current agreements does not exist.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated interim financial statements for the three months and the six months ended December 31, 2000 and 1999 included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below. The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-looking statements or to update the reasons why actual results may differ materially from those anticipated in such forward-looking statements. Forward-looking statements are statements identified with an asterisk (*). All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below and in "Factors Affecting Operating Results."

Overview

     We are a leading provider of digital video-on-demand television products and services. We have commercially deployed our video-on-demand service with several cable operators in North America. We have also recently introduced an interactive program guide as a stand-alone product. Both our video-on-demand service and interactive program guide operate on industry-standard digital set-top boxes and operating systems and provide flexible and cost-effective interactive television solutions for cable and other broadband operators, which we refer to as network operators. Since our inception, we have devoted substantially all of our resources to developing our video-on-demand and interactive program guide products and services, establishing industry relationships, carrying out initial marketing activities, negotiating deployment agreements and establishing the operations necessary to support the commercial deployment of our video-on-demand products and services.

     Prior to June 1999, we offered our video-on-demand service only as a complete system solution for network operators. Under this approach, we own, install and fund all hardware and software components of our system. We manage and deliver the complete video-on-demand service offering to cable subscribers. We generate revenues from deployment agreements with network operators based on a share of the revenues generated by the network operators from video-on-demand revenues and other monthly subscriber fees.

     Beginning in June 1999, we shifted our sales and marketing strategy to emphasize selling our video-on-demand hardware products, licensing our system software, and providing a suite of content acquisition and operational support services on an a la carte basis to network operators. Under this approach, the network operator purchases the video-on-demand system hardware and takes the capital and operating expense risk associated with such ownership. The network operator licenses our system software and can then select the other video-on-demand support services it wants to utilize. The network operator can select either the entire package of content and operational support services and pay us a portion of the revenues they receive from video-on-demand services, or select some or all of these services on a fee-for-service basis. We expect that the substantial majority of our future revenues will be derived from this new strategy.*

     Through December 31, 2000, we have generated minimal revenues and have incurred significant losses and substantial negative cash flow, primarily due to engineering and development expenditures and other costs required to develop our video-on-demand products and services. Since our inception through December 31, 2000, we have an accumulated deficit of $388.2 million and have not achieved profitability on a quarterly or annual basis. We expect to continue to incur substantial net losses and negative cash flow for at least the next few years.* Our historical revenues and expenditures are not necessarily indicative of, and should not be relied upon as an indicator of, revenues that may be attained or expenditures that may be incurred by us in future periods.*

Revenues

     Revenue is comprised of three components: product revenue resulting from the sale of our video-on-demand hardware products; licensing revenue resulting from the licensing of our systems software and on-screen video-on-demand navigator applications; and service revenue resulting from programming services and operations support services. Since our inception through December 31, 2000, we have not recognized any revenue from our interactive program guide.

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

     Sales and Marketing. To date, our sales and marketing expense has consisted of the costs of marketing our video-on-demand products and services to network operators and their customers and has included business development and marketing personnel, travel expenses, trade shows, consulting fees and promotional costs. Historically, our sales and marketing expense has also included telemarketing, direct mailings, targeted advertising and promotional campaigns, and other direct marketing costs related to acquiring subscribers under our end-to-end video-on-demand service. In the future, we expect that direct marketing costs will not represent a significant component of total sales and marketing expense, as most network operators will take responsibility for marketing video-on-demand services to their subscribers.* To the extent we provide these services, they will likely be performed under individual service agreements with the network operators and, accordingly, will fluctuate with revenues. Our future sales and marketing costs will consist primarily of market development and product management expenses.*

     General and Administrative. General and administrative expense consists primarily of salaries and related expenses of management and administrative personnel, professional fees and general corporate and administrative expenses. In addition, general and administrative expense includes costs associated with the development, support and growth of our management information system infrastructure. We expect general and administrative expense to increase over time to support the expansion of our business activities.*

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, including our video-on-demand hardware. Generally, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Historically, depreciation expense has been a significant component of our operating expenses. This resulted from the significant investment in capital equipment necessary to deploy our end-to-end video-on-demand service. We expect depreciation expense to decrease as a component of operating expense in the future as network operators purchase the various video-on-demand hardware components directly from us.*

     Warrant Expense. Warrant expense represents the cost of the warrants issued to customers and a strategic business partner based on their estimated fair value, as determined using the Black-Scholes model, at the earlier of the grant date or the date it becomes probable that the warrants will be earned.

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

Results of Operations

Revenue

     Total revenue for the three months ended December 31, 2000 was $1.1 million compared to $1.0 million for the three months ended December 31, 1999. Total revenue for the six months ended December 31, 2000 was $1.5 million, compared to $1.1 million for the six months ended December 31, 1999.

     Product revenue. Product revenue for the three months ended December 31, 2000 and December 31, 1999 was $18,000 and $944,000, respectively. Product revenue for the six months ended December 31, 2000 and December 31, 1999 was $53,000 and $944,000, respectively. Our new generation video-on-demand hardware products were in the beta test stage through December 31, 2000. As a result minimal product revenues were recognized. Revenue recognized for the six months ended December 31, 1999 is related to our older generation hardware, which has been since discontinued.

     License revenue. License revenue was $45,000 for the three months ended December 31, 2000. We did not record any license revenue for the three months ended December 31, 1999. License revenue was $81,000 for the six months ended December 31, 2000. We did not record any license revenue for the six months ended December 31, 1999. License revenue is the fee for our system manager and increases are based upon digital subscribers served.

     Service revenue. Service revenue was $1.0 million and $103,000 for the three months ended December 31, 2000 and 1999, respectively. Service revenue was $1.3 million and $171,000 for the six months ended December 31, 2000 and 1999, respectively. This increase in service revenue was due to the recognition of $589,000 of revenue in the current period resulting from an adaptive engineering agreement with a network operator and an increase in subscribers under revenue sharing arrangements.

Operating Expenses

     Cost of Product Revenue. Cost of product revenue was $553,000 and $1.1 million for the three months ended December 31, 2000 and December 31, 1999, respectively. Cost of product revenue was $738,000 and $1.1 million for the six months ended December 31, 2000 and December 31, 1999, respectively. Cost for the three and six months ended December 31, 1999 consisted of production-related non-recurring engineering and adjustments to product standard costs as purchased volumes increased and commercial production of our new generation video-on-demand hardware commenced.

     Programming. Programming expense was $878,000 and $1.0 million for the three months ended December 31, 2000 and 1999, respectively. Programming expense was $1.9 million and $2.3 million for the six months ended December 31, 2000 and 1999, respectively. The decrease in programming expense was primarily attributable to reduced labor and other related program production service costs. The six months ended December 31, 2000 reflect this reduced level of expenditures when compared to the six months ended December 31, 1999.

     Operations. Operations expense was $1.8 million and $1.5 million for the three months ended December 31, 2000 and 1999, respectively. Operations expense was $3.6 million and $3.0 million for the six months ended December 31, 2000 and 1999, respectively. The increase in operations expense was primarily attributable to increased personnel costs in the manufacturing area as we commercially introduced our video-on-demand products and services in multiple network operators' plants and increased expenses related to operations activity in our United Kingdom office.

     Engineering and Development. Engineering and development expense was $7.7 million and $6.9 million for the three months ended December 31, 2000 and 1999, respectively. Engineering and development expense was $15.7 million and $12.2 million for the six months ended December 31, 2000 and 1999, respectively. The increase in engineering and development expense was attributable to an increase in expenditures for the development of new products and services such as our interactive program guide and integration activities related to digital broadcast platforms and middleware applications required for deployment by network operators. Included in engineering and development expenses for the six months ended December 31, 2000 was $2.2 million in development related expenses pursuant to a development contract with a third party. There was no similar expense for the six months ended December 31, 1999.

     Sales and Marketing. Sales and marketing expense was $1.8 million and $1.7 million for the three months ended December 31, 2000 and 1999, respectively. Sales and marketing expense was $3.3 million and $3.3 million for the six months ended December 31, 2000 and 1999, respectively. There was no variance in sales and marketing expense between the six months ended December 31, 2000 and 1999.

     General and Administrative. General and administrative expense was $6.1 million and $4.1 million for the three months ended December 31, 2000 and 1999, respectively. General and administrative expense was $11.6 million and $8.8 million for the six months ended December 31, 2000 and 1999, respectively. Overall, these expenses have increased as a direct result of the growth of our operations, which has resulted in an increase in personnel related expenses. In addition to the increase in personnel costs, the increase in general and administrative expense can be attributed to an increase in facilities related expenses due to the relocation of our corporate headquarters to a new facility, increased patent and legal expenses and professional services expenses related to the filing of a registration statement on Form S-1.

     Depreciation and Amortization. Depreciation and amortization expense was $1.5 million and $1.8 million for the three months ended December 31, 2000 and 1999. Depreciation and amortization expense was $3.0 million and $3.3 million for the six months ended December 31, 2000 and 1999.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation expense was $1.1 million and $180,000 for the three months ended December 31, 2000 and 1999, respectively. Amortization of deferred stock compensation expense was $2.2 million and $385,000 for the six months ended December 31, 2000 and 1999. The increase in deferred stock compensation expense was related to an increase in stock options granted to employees and consultants. We expect to continue to grant options to employees, which may result in an increase in deferred stock-based compensation, which will be amortized over the applicable vesting periods of the options.

Other Income and Expenses

     Interest income was $1.4 and $1.5 million for the three months ended December 31, 2000 and 1999, respectively. Interest income was $2.1 and $3.1 million for the six months ended December 31, 2000 and 1999, respectively. The decrease in interest income is the result of a decrease in cash and cash equivalent balances, which are invested in short-term, interest bearing accounts and a decrease in short-term investments. Gain on sale of investments was $11.5 million and $24.4 million for the three months and six months ended December 31, 2000, respectively. Gain on sale of investment is due to the sale of shares of PMC-Sierra, Inc. common stock previously acquired by us in connection with the acquisition by PMC-Sierra, Inc., of a company in which we held a small minority interest. Interest expense was $11.0 million and $9.6 million for the three months ended December 31, 2000 and 1999, respectively.

Interest expense was $16.3 million and $18.8 million for the six months ended December 31, 2000 and 1999, respectively. Included in interest expense for the six months ended December 31, 2000 is a gain on the revaluation of redeemable put warrants of $4.7 million.

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


Liquidity and Capital Resources

     From inception through December 31, 2000, we have financed our operations primarily through the gross proceeds of private placements totaling approximately $108.3 million of equity and $250.0 million of high yield debt securities, net of repayments. During the six months ended December 31, 2000, we raised $5.0 million by issuing preferred stock to Charter Communications. At December 31, 2000, we had cash and cash equivalents and short-term investments totaling $76.8 million.

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

     We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements at minimum through the current fiscal year.* Thereafter, our projections indicate that we will need to raise significant additional funds to support our operations.* However, we may need to raise additional funds earlier if our estimates of working capital and operating expenditure requirements change or prove to be inaccurate. We may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. We have no present commitments or arrangements assuring us of any future equity or debt financing, and there can be no assurance that we will be able to obtain any such equity or debt financing on favorable terms or at all. In the event that we are unable to obtain such additional capital, we will be required to delay the expansion of our business or take other actions that would harm our business and our ability to achieve sufficient cash flow to service our indebtedness. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Sensitivity

     We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.*

     Our short-term investments have generally been available-for-sale. Gross unrealized gains and losses were not significant as of December 31, 2000.

     The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio (in thousands, except average yields) at December 31, 2000.


                                             Carrying  Average
                                              Amount    Yield
                                             --------  --------
U.S. government obligations                   $24,040     6.14%
Commercial paper                               43,604     6.59%
Certificates of deposits                        2,128     3.81%
Money market instruments                        2,287     6.27%
Auction rate preferred stock certificates       4,700     6.72%
                                              -------
                 Total                        $76,759

Included in cash and cash equivalents          38,783
Included in short-term investments             37,976
                                              -------
                 Total                        $76,759
                                              =======


Foreign Currency Risks

     We believe that our exposure to currency exchange fluctuation risk is insignificant because our transactions with international vendors are generally denominated in U.S. dollars, which is considered to be the functional currency for our company and subsidiaries. The currency exchange impact on intercompany transactions was $39,000.


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

     If we are unable to generate sufficient cash from operations to service our indebtedness, we may have to forego or delay development and enhancement of interactive products and services, restructure or refinance our indebtedness or seek additional equity capital or debt financing. We may not be able to effect any refinancing or new financing strategy on satisfactory terms, if at all. If we fail to satisfy our obligations with respect to our indebtedness, this could result in a default under the indenture governing our senior discount notes and could cause a default under agreements governing our other indebtedness. In the event of a default, the holders of indebtedness would have enforcement rights, including the right to accelerate the debt and the right to commence an involuntary bankruptcy proceeding against us. Absent successful commercial deployments of our interactive products and services, ongoing technical development and enhancement of our solution and significant growth of our cash flow, we will not be able to service our indebtedness.

Our leverage is substantial and will increase, making it more difficult to respond to changing business conditions

     We are highly leveraged. As of December 31, 2000, we had senior discount notes payable of approximately $333.4 million. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008 at the aggregate par value of $463.0 million. The degree to which we are leveraged could have important consequences to us and our investors, including, but not limited to, the following:

 . our ability to obtain additional financing in the future for working capital, operating expenses in connection with system deployments, development and enhancement of our interactive products and services, capital expenditures, acquisitions and other general corporate purposes may be materially limited or impaired;
 . our cash flow, if any, will not be available for our business because a substantial portion of our cash flow must be dedicated to the payment of principal and interest on our indebtedness;
 . the terms of future permitted indebtedness may limit our ability to redeem our outstanding senior discount notes in the event of a change of control; and . our high degree of leverage may make us more vulnerable to economic downturns, may limit our ability to withstand competitive pressures and may reduce our flexibility in responding to changing business and economic conditions.

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

We are an early stage company with limited revenues and a history of losses, we expect to continue to incur substantial losses and negative cash flow and we may never achieve or sustain profitability

     We are an early stage company with limited commercial operating history. We have generated revenues of $3.8 million and have incurred net losses of approximately $388.2 million since our inception through December 31, 2000. We expect to continue to incur substantial losses and experience substantial negative cash flow for at least the next few years as we continue to develop our operations capability and sell and license our interactive products and services. We do not expect to generate substantial revenues unless and until our interactive products and services are deployed at a significant number of additional cable systems and a significant number of viewers access our video-on-demand, interactive program guide and other interactive services enabled by our technology. If we do not achieve and sustain profitability in the future, we may be unable to continue our operations.

     Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Our future success depends on a number of factors, including the following:

 . the extent to which cable operators upgrade their cable plant to enable two-
  way operation and deploy digital set-top boxes;
 . our ability to enter into agreements for broad distribution of our interactive products and services to cable operators;
 . the extent to which consumers accept and use interactive, on-demand television enabled by our video-on-demand products and services;
 . our ability to continue integrating our software and hardware with other digital applications and services selected by network operators in the United States and internationally, including set-top boxes, application managers and set-top box operating systems, cable system components and electronic program guides;
 . the extent to which third-party cable equipment suppliers integrate their headend products with our equipment and reduce the cost and physical space requirements for their equipment;
 . our ability to further reduce the physical space requirements for our video server and other headend equipment;
 . our ability to continue technical development of our video server, our access equipment, our service software and our other video-on-demand system components in order to reduce their manufacturing cost and enhance their functionality; and
 . our ability to operate existing contracted video-on-demand deployments with acceptable system performance and viewer acceptance.

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

 . we participate in an emerging market;
 . our current video-on-demand deployment agreements with network operators are for selected systems, and we are unable to predict whether they will be expanded to cover additional systems;
 . changes in cable operators' financial condition or priorities may result in delayed or slowed deployments under existing or future agreements;
 . we cannot predict the rate at which cable subscribers will accept and utilize video-on-demand;
 . we cannot predict whether, or the rate at which, network operators will deploy the interactive guide and other interactive services, or the rate at which, such interactive services will be accepted and utilized by consumers;
 . we expect to sign new sales, service and licensing agreements on an irregular basis, if at all, and there may be long periods of time during which we do not enter into new agreements or expanded arrangements; and
 . we have a lengthy sales cycle, which makes it difficult to forecast the quarter during which a sale will occur.

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

We expect our financial results to fluctuate significantly because we depend on a small number of relatively large orders and other factors

     Our quarterly operating results will fluctuate significantly in the future as a result of a variety of factors, either alone or in combination. In the short term, we expect our quarterly revenues to be significantly dependent on a small number of relatively large orders for our products and services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. Factors that will affect our quarterly results, many of which are outside our control, include:

 . the timing of deployments by network operators of our interactive products and services;
 . the terms of our contractual arrangements with network operators, who may either contract to have us manage and operate an end-to-end solution or purchase software and hardware components separately to create their own video-on-demand systems;
 . the mix of services revenues, which depends on the extent to which network operators purchase services from us on a fee-for-service basis or a revenue sharing basis;
 . competitive pressure, which may cause us to change our pricing structures; and . demand for and viewer acceptance of video-on-demand and other interactive services.

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

If we do not achieve broad deployment of our video-on-demand and interactive program guide products and services, our business will not grow

     Our future success depends in large part on our ability to sell our interactive products and services and our video-on-demand in a broad base of cable systems, on terms that will generate a profit. We believe that most network operators will deploy interactive platforms purchased from more than one supplier. Accordingly, we believe that network operators will initially commit a limited number of their cable systems to two or more competitors in order to evaluate their interactive products and services. We believe that cable operators will not commit to broad deployments of our video-on-demand solution until they have completed evaluation of our products and services as well as those of competitors. Our ability to achieve broad network operator deployments will depend on our success in demonstrating that:

 . our interactive products and services are reliable and scalable and integrate with products and services provided by other industry suppliers chosen by the network operator;
 . video-on-demand is a compelling consumer product and viewers will purchase video-on-demand content at prices and in quantities that will justify the network operator's investment in our video-on-demand products and services rather than alternative entertainment services such as pay-per-view and near-video-on-demand;
 . our video-on-demand and interactive program guide products are compatible with industry standards as they evolve; and
 . our technology enables the network operator to add new revenue generating services.

     If we are unable to persuade network operators to purchase our products or services and deploy video-on-demand and other interactive services broadly in their cable systems, the growth of our business will suffer.

If the existing commercial deployments of our video-on-demand service with network operators are not expanded, our results of operations and our reputation will suffer

     Our existing deployments with Charter, Insight and AT&T currently serve a small percentage of each company's customer base. These network operators may not continue these deployments beyond the terms of our existing agreements, and they may choose not to broadly deploy our video-on-demand solution in existing or additional cable systems. In the past, we had limited scope video-on-demand trials with other network operators that did not result in broad deployments. If we are unable to add a substantial number of cable systems to the existing contracts with the network operators currently deploying our products and services, and if video-on-demand is not broadly deployed in each cable system under contract, our results of operations will suffer. In addition, our reputation and our ability to enter into agreements with other network operators could be impaired.

Our products and services will not achieve widespread adoption unless network operators upgrade their cable plant, deploy digital set-top boxes, roll out and market video-on-demand service to subscribers, all of which are beyond our control

     Our video-on-demand service and interactive program guide require deployment on cable systems upgraded to hybrid fiber-coaxial architecture with the return path from the customer to the headend activated to enable two-way operation. According to the Cablevision Blue Book, approximately 45% of the total U.S. homes passed by cable had been upgraded to hybrid fiber-coaxial architecture with return path capability at the end of 1998, but only a limited portion of the upgraded plant is currently activated for two-way transmission. The failure of network operators to complete planned upgrades in a timely and satisfactory manner, and the lack of suitable cable plant, would harm our business.

     Our ability to achieve widespread adoption of our video-on-demand and interactive program guide products and services also depends on a number of other factors, many of which are beyond our control, including:

 . the rate at which network operators upgrade their cable infrastructures and deploy digital set-top boxes;
 . the ability of network operators to provide timely and effective marketing campaigns coordinated with the launch of video-on-demand;
 . the ability of network operators to maintain their cable infrastructure and headends in accordance with system specifications provided by us;
 . the success of network operators in marketing video-on-demand service;
 . the prices that network operators set for video-on-demand movies and other content and for installation or activation of video-on-demand service;
 . the speed at which network operators can complete the installations required to initiate service for new subscribers;
 . the quality of customer and technical support provided by us and network operators; and
 . the availability and quality of content delivered to subscribers through video-on-demand service.

We expect rapid technological developments to occur in our industry and, accordingly, must continue to enhance our current products as well as develop new technologies, or competitors could render our products and services obsolete

     We expect rapid technological developments to occur in the market for interactive home video entertainment products and services. As a result, we have modified and expect to continue to modify our engineering and development plans. These modifications have resulted in delays and increased costs. Furthermore, we expect that we will be required to continue to enhance our current interactive products and services and develop and introduce increased functionality and performance to keep pace with technological developments and consumer preferences. In addition, we may not be successful in developing and marketing product and service enhancements or new services that respond to technological and market changes, and we may experience difficulties that could delay or prevent the successful development, introduction and marketing of such new product and service enhancements. Our failure to successfully develop these products could harm our business. We have encountered delays in product development, service integration and field tests, and other difficulties affecting both software and hardware components of our system and our ability to operate successfully over hybrid fiber-coaxial plant. In addition, many of our competitors have substantially greater resources than us to devote to further technological and new product development. Technological and market changes or other significant developments by our competitors may render our video-on-demand and interactive program guide products and services obsolete.

Our interactive program guide is a new product that has not been accepted by network operators and competes with well-established products from competitors having significantly greater resources

     Our interactive program guide is a new product in a well-established market. The market for on-screen electronic program guides has one major participant, Gemstar-TV Guide. Our existing program guide is already broadly deployed by network operators. Our guide competes for access to this established subscriber base as these network operators upgrade their systems. Our interactive guide also competes with interactive guides being introduced by Gemstar-TV Guide and with an interactive program guide currently being deployed by Interactive Channel. We expect that our interactive program guide will not be broadly deployed until its features are fully developed and field tested. In addition, network operators' acceptance of our interactive program guide will depend on the appeal of our business model for the guide, which is unproven. As a result, network operators may not accept our interactive program guide and may choose to use guides from more well-established competitors, particularly Gemstar-TV Guide. Gemstar-TV Guide has significantly greater resources than we do, and also has an exclusive long-term agreement with the largest U.S. cable operator, AT&T. Consequently, we may not be able to compete effectively or at all in the electronic program guide market.

If we do not obtain substantial additional funds in the future, we may be unable to continue to grow our business or repay our indebtedness

     We will require substantial additional funds in order to continue the development, sale, license and provision of our video-on-demand and interactive program guide products and services and, commencing on September 1, 2003, to make cash interest payments on our indebtedness. We have made and expect to continue to make significant investments in working capital in order to fund development activities, commercially deploy our video-on-demand service, sell our products and services and fund operations. We expect to continue to incur significant operating losses and expect that our operating cash flow will be increasingly negative over at least the next few years. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements through the end of the current fiscal year.* Thereafter, we will need to raise significant additional funds to support our operations. However, we may need to raise additional funds earlier if our estimates of working capital or capital expenditure requirements change or prove to be inaccurate. We may also need to raise significant additional funds in order to respond to unforeseen technological, marketing or competitive hurdles or to take advantage of unanticipated opportunities.

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

     We provide products and services that compete in all three categories. Although none of our video-on-demand competitors offer products and services in all of these categories, some of them may form alliances in order to develop an integrated end-to-end video-on-demand system that may be more attractive to network operators and their subscribers than ours. Some of our video-on-demand competitors have long-standing business relationships with network operators and may be able to use those relationships to gain a competitive advantage over us. In addition, we may pursue strategic partnerships in order to decrease our operating and capital expenditures on a going forward basis, which may include outsourcing certain of the elements necessary to deploy our video-on-demand solution to third parties, including our competitors. To the extent that any outsourced element fails to perform to specification or is subject to manufacturing or other delays, the performance, reliability and market acceptance of our video-on-demand solution may be impaired. These factors may adversely affect our ability to compete effectively, even against the competitors to which elements of its video-on demand solution or interactive program guide may be outsourced.

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

     Many of our competitors and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and distribution resources than we have. As a result, they may be able to respond to new or emerging technologies and changes in customer requirements faster than we do. They may also be able to devote greater resources to the development, promotion and sale of their products and services and may do so in a more effective manner. We may be unable to compete successfully against current or future competitors, and competitive pressures that we face may harm our business.

If we fail to manage our growth effectively, our ability to implement our business strategies may be limited

     In order to execute our business strategy, we must meet aggressive engineering, integration, product delivery and installation targets. The growth in our business has placed and is expected to continue to place significant demands on our management, operating, development, third party manufacturing, assembly, test and financial and accounting resources. Our ability to manage growth effectively will require continued implementation of and improvements to our operating, manufacturing, development and financial and accounting systems and will require us to expand and continue to train and manage our employee base. These demands likely will require the addition of new management personnel and the development of additional expertise by existing management personnel. Our systems, procedures or controls or financial resources may be inadequate to support our operations, and our management may be unable to keep pace with this growth. If we are unable to manage our growth effectively, our business ability to successfully implement our business strategies will suffer.

If we are unable to adequately protect or enforce our intellectual property rights, we could suffer competitively, incur costly litigation expenses or lose valuable assets

     Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements. We have been awarded patents and have filed applications and intend to file additional applications for patents covering various aspects of our video-on-demand and interactive program guide products and services. Any patents issued may be challenged, invalidated or circumvented, and the rights granted under any patents may not provide proprietary protection to us. We may not be successful in maintaining these proprietary rights, and our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technologies. To the extent we integrate our products with those of third parties, including competitors, we may be required to disclose or license intellectual property to those companies, and these companies could appropriate our technology or otherwise improperly exploit the information gained through this integration. If we believe third parties are infringing our intellectual property, we may be forced to expend significant resources enforcing our rights or suffer competitive injury.

If third parties claim that we infringe their intellectual property, our ability to use some technologies and products could be limited, and we may incur significant costs to resolve these claims

     From time to time, we have received notices from third parties claiming infringement of intellectual property rights. Although we do not believe that we infringe any third party's intellectual property rights, we could encounter similar claims or litigation in the future. Gemstar-TV Guide, a primary provider of electronic program guides, has actively assembled and continues to acquire a portfolio of intellectual property in the field, and has aggressively sought recourse against any parties that it believes infringes its intellectual property. Although we believe that our interactive program guide does not infringe any published patents of Gemstar-TV Guide and have not been served notice of any potential infringement, this provider may make such a claim in the future, which could result in legal action. Because patent applications in the United States are not publicly disclosed until the patent has been issued, applications may have been filed that, if issued as patents, would relate to our products. In addition, we have not completed a comprehensive patent search relating to the technology used in our video-on-demand and interactive program guide products and services.

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

     Various software elements used in our products are licensed from single providers. Consequently, we may be adversely affected by significant price increases, claims that such licensed software infringes the intellectual property of other third parties, or failure of licensors to update their products or offer updated products at a reasonable cost. Although we believe alternative suppliers of software products are available, the lack of alternative sources could harm our ability to sell, maintain or update our interactive products and services.

If we are unable to acquire programming content on reasonable terms, our ability to derive revenues from video-on-demand deployments will be limited

     In those network operator deployments where we provide programming content, our success will depend, in part, on our ability to obtain access to sufficient movies (including new releases and library titles), special interest videos and other programming content on commercially acceptable terms. Although we have entered into arrangements with major movie studios and other content providers, we may not be able to continue to obtain the content. In addition, for content it does procure, we may not be able to make the content available to video-on-demand customers during the segment of time available to other video-on-demand providers and to programmers such as pay-per-view providers. Studios may require us to make prepayments prior to the time that customers pay for viewing a title or require us to enter into long-term contracts with significant minimum payments. Further, studios may increase the license fees currently charged to us. If we are unable to obtain timely access to content on commercially acceptable terms, our ability to obtain revenue from deployments where we provide content will be limited. Further, to the extent that major movie studios pursue announced efforts to restrict or eliminate content made available for video-on-demand delivery, video-on-demand as a product may not be broadly deployed, and all providers of video-on-demand products and services, including us, may not be able to sell interactive products and services to network operators. If availability of compelling video-on-demand content, including first run movies, is restricted or eliminated, the ability for us to obtain revenue from sales of interactive products and services may be significantly limited.

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

We intend to expand our international offering and operations, and these efforts may not be successful in generating revenues sufficient to offset the associated expense

     Although we have yet to generate significant international revenue, we plan to increase our international sales and operations. In addition, international deployments may require adaptation of our products to perform on technical platforms that may differ depending on the country in which our interactive products and services are deployed. We expect to expend significant financial, operational and managerial resources to do so. If our revenues from international operations do not meet our expectations, our operating results will be adversely affected. We face risks inherent in conducting business internationally, including:

 . unexpected changes in regulatory requirements and tariffs that may be imposed on our services ;
 . difficulties and costs of staffing and managing international operations;
 . differing technology standards and difficulties in obtaining export and import licenses;
 . longer payment cycles, difficulties in collecting accounts receivable and longer collection periods;
 . political and economic instability;
 . fluctuations in currency exchange rates;
 . imposition of currency exchange controls;
 . potentially adverse tax consequences; and . reduced protection for intellectual property rights in some countries.

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

Insiders have significant influence over our efforts

     Our major stockholders and directors, together with entities affiliated with them, own approximately 62.4% of our outstanding Common Stock (assuming conversion of all outstanding Preferred Stock into Common Stock) at December 31, 2000. Accordingly, these stockholders have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

PART II  OTHER INFORMATION

     Item 1, Item 3, Item 4 and Item 5 are not applicable with respect to the current reporting period.

     Item 2.  Changes in Securities and Use of Proceeds

     During the three months ended December 31, 2000, we issued and sold an aggregate of 187,434 shares of Common Stock to our employees and consultants for an aggregate purchase price of $280,931 pursuant to exercises of options under its 1995 and 1998 Stock Plans. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder.

     During the three months ended December 31, 2000, we issued (i) 1000 shares of Common Stock for an aggregate purchase price of $2,000 pursuant to the exercise of warrants, and (ii) 67,992 shares of Preferred B Stock for an aggregate purchase price of $58,133 pursuant to the exercise of warrants. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) and Regulation D promulgated thereunder.

     Item 6.  Exhibits and Reports on Form 8-K:

              a.  Exhibits.

                  None.

              b.  Reports on Form 8-K.

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 2000.

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


Dated: February 12, 2001