Form 10-Q
period 2001-03-31
DIVA SYSTEMS CORP
filed 2001-05-03
CIK 1003439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No


     The number of shares of Registrant's classes of Common Stock at April 30, 2001 was:

            Title of each class
            -------------------
        Common Stock, $.001 par value                 18,201,659
        Class C Common Stock, $.001 par value            857,370

                            DIVA SYSTEMS CORPORATION

                         Quarterly Report on Form 10-Q

                               Table of Contents

                          Quarter Ended March 31, 2001



                         PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheet at March 31, 2001 and
              June 30, 2000                                                    1
              Condensed Consolidated Statement of Operations for the three
              months and nine months ended March 31, 2001 and 2000             2
              Condensed Consolidated Statement of Cash Flows for the nine
              months ended March 31, 2001 and 2000                             3
              Notes to Condensed Consolidated Financial Statements             4
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               5
Item 3.    Quantitative and Qualitative disclosures about Market Risk         13



                          PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                          26
Item 6.    Exhibits and Reports on Form 8-K                                   26
Signatures                                                                    27

                                     PART I
ITEM 1.    FINANCIAL STATEMENTS

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                        March 31,                  June 30,
                                                                                          2001                       2000
                                                                                    ----------------           ----------------
                       Assets
Current assets:
   Cash and cash equivalents                                                        $     46,315               $     66,253
   Short-term investments                                                                 11,123                     26,429
   Accounts receivable                                                                     6,149                        264
   Inventory                                                                              17,284                      3,143
   Prepaid expenses and other current assets                                                 759                      3,520
                                                                                    ----------------           ----------------
          Total current assets                                                            81,630                     99,609

Property and equipment, net                                                               12,087                     12,648
Debt issuance costs, net                                                                   5,140                      6,500
Deposits and other assets                                                                    591                        596
Intangible assets, net                                                                        --                        134
                                                                                    ----------------           ----------------
          Total assets                                                              $     99,448               $    119,487
                                                                                    ================           ================

   Liabilities, Redeemable Warrants and Stockholders' Deficit

Current liabilities:
   Accounts payable                                                                 $     10,570               $      5,121
   Other current liabilities                                                               1,973                      4,441
   Deferred revenue                                                                        4,377                      1,015
   Current portion of capital lease obligation                                               722                        676
                                                                                    ----------------           ----------------
          Total current liabilities                                                       17,642                     11,253

Notes payable                                                                            344,229                    312,815
Redeemable put warrants                                                                    7,326                     11,989
Long - term portion of lease payable                                                         482                      1,029
Deferred rent                                                                                868                        780
                                                                                    ----------------           ----------------
          Total liabilities                                                              370,547                    337,866
                                                                                    ----------------           ----------------
Redeemable warrants
                                                                                           5,110                      7,007
Commitments and contingencies                                                       ----------------           ----------------

Stockholders' deficit:
   Preferred stock, $0.001 par value; 80,000,000 shares authorized;
      25,120,502 and 24,495,463 shares issued and outstanding
      as of March 31, 2001, and June 30, 2000, respectively.
   Common stock, $0.001 par value; 165,000,000 shares authorized;                             25                         24
      19,059,029 and 18,615,618 shares issued and outstanding as
      of March 31, 2001, and June 30, 2000, respectively.                                     19                         19
   Additional paid-in capital                                                            147,617                    138,211
   Deferred compensation                                                                  (4,448)                    (5,954)
   Accumulated deficit                                                                  (419,422)                  (357,686)
                                                                                    ----------------           ----------------
          Total stockholders' deficit                                                   (276,209)                  (225,386)
                                                                                    ----------------           ----------------
          Total liabilities, redeemable warrants and stockholders' deficit          $     99,448               $    119,487
                                                                                    ================           ================
See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                  Three Months Ended             Nine Months Ended
                                                                      March 31,                     March 31,
                                                                 2001           2000            2001          2000
                                                             ------------   ------------     ------------   -----------
Revenues:
     Product                                                 $    4,502     $     436        $    4,555     $   1,380
     License                                                      1,869            16             1,950            16
     Service                                                        583           132             1,927           303
                                                             ------------   ------------     ------------   -----------
             Total revenues                                       6,954           584             8,432         1,699

Operating expenses:
     Cost of revenue                                              6,699         2,555             7,437         3,658
     Programming                                                  1,427           983             3,352         3,248
     Operations                                                   1,309         1,738             4,897         4,738
     Engineering and development                                  9,253         7,494            24,943        19,697
     Sales and marketing                                          1,902         1,645             5,167         4,938
     General and administrative                                   4,777         5,756            16,368        14,514
     Depreciation and amortization                                1,445         2,095             4,478         5,370
     Warrant expense                                                323             -               389             -
     Amortization of stock compensation                             801         1,255             3,021         1,640
                                                             ------------   ------------     ------------   -----------
             Total operating expenses                            27,936        23,521            70,052        57,803
                                                             ------------   ------------     ------------   -----------
             Operating loss                                      20,982        22,937            61,620        56,104
                                                             ------------   ------------     ------------   -----------
Other (income) expense:
     Interest income                                               (997)       (1,449)           (3,074)       (4,548)
     Gain on sale of investments                                      -             -           (24,421)            -
     Interest expense                                            11,286         9,903            27,611        28,720
                                                             ------------   ------------     ------------   -----------
             Total other expense, net                            10,289         8,454               116        24,172
                                                             ------------   ------------     ------------   -----------
             Net loss                                            31,271        31,391            61,736        80,276

Accretion of redeemable warrants                                    254         4,175            (1,896)        4,478
                                                             ------------   ------------     ------------   -----------
             Net loss attributable to
               common stockholders                           $   31,525     $  35,566        $   59,840     $  84,754
                                                             ============   ============     ============   ===========
Basic and diluted net loss per share:                        $     1.67     $    1.95        $     3.18     $    4.76
                                                             ============   ============     ============   ===========
Shares used in per share computation                             18,859        18,241            18,826        17,812
                                                             ============   ============     ============   ===========

See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                             2001             2000
                                                                                         ---------------- -------------

Cash flows from operating activities:
 Net loss                                                                                $    (61,736)      $  (80,276)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                                              4,478            5,370
     (Gain) loss on sale of property and equipment                                                (40)              82
     Inventory write down                                                                       3,812            2,477
     Amortization of debt issuance costs and
      accretion of discount on notes payable                                                   28,111           28,622
     Amortization of deferred stock compensation                                                3,021            1,640
     Warrant expense                                                                              389                -
     Gain on sale of investments                                                              (24,421)               -
     Changes in operating assets and liabilities:
       Accounts receivable                                                                     (5,885)          (1,053)
       Inventory                                                                              (17,953)            (498)
       Other assets                                                                             2,761            1,244
       Accounts payable                                                                         5,449              669
       Other current liabilities                                                               (2,468)           1,835
       Deferred revenue                                                                         3,362            1,013
       Deferred rent                                                                               88                -
                                                                                         ---------------    -------------
         Net cash used for operating activities                                               (61,032)         (38,875)
                                                                                         ---------------    -------------
Cash flows from investing activities:
     Purchases of property and equipment                                                       (3,864)         (4,985)
     Proceeds from sale of investments                                                         24,421               -
     Proceeds from the sale of assets                                                             125              40
     Proceeds from sale of short-term investments                                              20,230          11,768
     Purchases of short-term investments                                                       (4,924)              -
                                                                                         ---------------    -------------
         Net cash provided by investing activities                                             35,988           6,823
                                                                                         ---------------    -------------
Cash flows from financing activities:
     Issuance of preferred stock, net                                                           5,000           7,001
     Exercise of stock options                                                                    607           1,203
     Payments on capital lease                                                                   (501)           (255)
     Payments on note payable                                                                       -             (37)
                                                                                         ---------------    -------------
         Net cash provided by financing activities                                              5,106           7,912
                                                                                         ---------------    -------------
Net decrease in cash and cash equivalents                                                     (19,938)        (24,140)

Cash and cash equivalents at beginning of period                                               66,253          89,239

Cash and cash equivalents at end of period                                               $     46,315       $  65,099
                                                                                         ===============    =============
Noncash investing and financing activities:

 Reclassification of equipment to inventory                                              $          -       $     556
                                                                                         ===============    =============
 Equipment acquired under capital lease obligations                                      $          -       $   2,120
                                                                                         ===============    =============
 (Decrement)/Accretion of redeemable warrants                                            $     (1,896)      $   4,478
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

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1-The Company And Basis Of Presentation

     DIVA Systems Corporation (the "Company"), is a leading provider of digital video-on-demand products and services. The Company was in the development stage from July 1, 1995 (inception) to September 30, 1999. As of October 1, 1999, the Company commenced principal operations, which consists of selling, licensing, manufacturing and providing operational support for its video-on-demand products and services.

     The interim unaudited financial statements as of March 31, 2001, and for the three and nine months ended March 31, 2001 and 2000 have been prepared on substantially the same basis as the Company's audited financial statements for the year ended June 30, 2000 and include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial information set forth herein. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

     These interim unaudited financial statements should be read in conjunction with the Company's annual financial statements, included in the Company's Form 10-K for the year ended June 30, 2000 (Fiscal 2000).

Note 2-Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants and the weighted-average number of outstanding shares of common stock. Potentially dilutive securities, including options, warrants, restricted common stock, and preferred stock (amounting to 44,349,330 shares of common stock) have been excluded from the computation of diluted net loss per share because the effect of this inclusion would be antidilutive. Information pertaining to potentially dilutive securities is included in Notes 6, 7 and 8 of notes to consolidated financial statements included in the Company's Fiscal 2000 Form 10-K.

Note 3-Revenue Recognition Policy

     The Company's contracts are generally multiple-element arrangements with a network operator involving a combination of video-on-demand hardware products, licenses for system software and navigator applications and selected content and operational services. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," and Statement of Position 98-9
(SOP 98-9), "Software Revenue Recognition, with Respect to Certain Transactions." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence, which is generally determined by the price charged when the element is sold separately. SOP 98-9 requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, revenue for the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2.

     Prior to January 1, 2001, all hardware and software elements were deliverable over the term of the contract and evidence of the fair value of the individual elements in the Company's agreements did not exist. As a result, upon the delivery of the Company's video-on-demand hardware products, revenue was recognized to the extent of the cost of these hardware products. Any remaining product revenue was amortized on a straight-line basis over the remaining term of the agreement. The Company recognized license revenues over the term of the agreement based on the number of subscribers.

     All of the Company's installations since January 1, 2001 have been made under agreements whereby all hardware and software elements are delivered upon completion of installation of the equipment and the training of cable network personnel. Accordingly, for the three months ended March 31, 2001, the Company recognized product revenue and licensing revenue upon completion of the equipment installation at a customer's site, which included technical training, according to the residual method. Consequently, the fair value of the maintenance element, determined by the maintenance renewal fee, is deferred and amortized over the maintenance period, which is generally one year.

     The Company provides services on a fee-for-service basis, whereby service revenue is recognized when the services are performed. If the services are provided on a revenue sharing basis, service revenue is recognized based on program purchases by subscribers.

     The Company provides limited warranty rights to its customers. Estimated warranty obligations are provided by charges to operations in the period in which the related revenue is recognized. To date, the estimated warranty obligations have not been considered significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated interim financial statements for the three months and the nine months ended March 31, 2001 and 2000 included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below. The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-looking statements or to update the reasons why actual results may differ materially from those anticipated in such forward-looking statements. Forward-looking statements are statements identified with an asterisk (*). All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below and in "Factors Affecting Operating Results."

Overview

     We are a leading provider of digital video-on-demand products and services. We have commercially deployed our video-on-demand service with several cable operators in North America.

Our video-on-demand service operates on industry-standard digital set-top boxes and operating systems and provides flexible and cost-effective interactive television solutions for cable and other broadband operators, which we refer to as network operators. In addition, we recently developed and beta tested an interactive program guide. To date, we have not commercially deployed our interactive program guide with any network operator. As a result, we are currently evaluating the commercial viability of our interactive program guide technology in today's market environment.

     Since our inception, we devoted substantially all of our resources to developing our video-on-demand and other interactive products and services, establishing industry relationships, carrying out marketing activities, negotiating deployment agreements and establishing the operations necessary to support the commercial deployment of our video-on-demand products and services.

     Through March 31, 2001, we generated minimal revenues and incurred significant losses and substantial negative cash flow, primarily due to engineering and development expenditures and other costs required to develop our video-on-demand products and services. Since our inception through March 31, 2001, we have an accumulated deficit of $419.4 million and have not achieved profitability on a quarterly or annual basis. We expect to continue to incur substantial net losses and negative cash flow for at least the next few years.* Our historical revenues and expenditures are not necessarily indicative of, and should not be relied upon as an indicator of, revenues that may be attained or expenditures that may be incurred by us in future periods.*

Revenues

     Revenue is comprised of three components: product revenue resulting from the sale of our video-on-demand hardware platform; licensing revenue resulting from the licensing of our system software and navigator applications; and service revenue resulting from programming services and operations support services.

     Our contracts are generally multiple-element arrangements with a network operator involving a combination of video-on-demand hardware products, licenses for system software and navigator applications and selected content and operational services. As a result, we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," and Statement of Position 98-9 (SOP 98-9), "Software Revenue Recognition, with respect to certain arrangements." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence, which generally is determined by the price charged when the element is sold separately. SOP 98-9 requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2.

     Prior to January 2001, all hardware and software elements were deliverable over the term of the contract and evidence of the fair value of the individual elements in our agreements did not exist. As a result, upon the delivery of our video-on-demand hardware products, revenue was recognized to the extent of the cost of these hardware products and any remaining product revenue was amortized on a straight-line basis over the remaining term of the agreement. We recognized license revenues over the term of the agreement based on the number of subscribers.

     All of our installations since January 1, 2001 have been made under agreements whereby all hardware and software elements are delivered upon completion of installation and the training of cable network personnel. Accordingly, for the three months ended March 31, 2001, we recognized product revenue and licensing revenue upon completion of the equipment installation at a customer's site, which includes technical training, according to the residual method. Consequently, the fair value of the maintenance element, determined by the maintenance renewal fee, is deferred and amortized over the maintenance period, which is generally one year.

     We provide services on a fee-for-service basis, whereby service revenue is recognized when the services are performed. If the services are provided on a revenue sharing basis, service revenue is recognized based on program purchases by subscribers.

Operating Expenses

     Cost of Revenue. Cost of revenue consists of contract manufacturing costs, component and material costs, warranty costs, and other direct product expenditures associated specifically with the sale of our video-on-demand hardware and software products. We expect our cost of revenue to increase in the future due to increased sales volume of our video-on-demand hardware and software products.*

     Programming. Programming expense includes license fees payable to content providers, costs related to the acquisition and production of digitally encoded programming content (including movies, videos, previews and promotions) and content duplication and distribution expenses.

     Operations. Operations expense includes the cost of field operations, both for initial launches and for ongoing support of our installed video-on-demand base. These costs include personnel and other costs for technical support, customer service training, installation, launch support, and maintenance costs for our video-on-demand systems. In addition, operations expense includes personnel and other costs which support our ongoing manufacturing relationships for our video-on-demand hardware products with third-party manufacturers. We expect operations expense to increase in the future due to an increase in the manufacture and sale of our video-on-demand products and services.*

     Engineering and Development. Engineering and development expense consists of salaries, consulting fees, prototype hardware and other costs to support product development. Our engineering and development efforts involve ongoing system software development, hardware development, system integration and new technology. To date, the most substantial portion of our operating expenses has been engineering and development expense. We expect to continue to incur significant engineering and development expenditures for continued development and enhancements to our video-on-demand products and services.* We believe these expenditures are necessary to remain competitive, to assure that our products and services comply with industry standards and to offer new products and services to our customers.

     Sales and Marketing. To date, our sales and marketing expense has consisted of the costs of marketing our video-on-demand products and services to network operators and their customers, and has included business development and marketing personnel, travel expenses, trade shows, consulting fees and promotional costs. We expect that direct marketing costs will not represent a significant component of total sales and marketing expense, as most network operators will take responsibility for marketing video-on-demand services to their subscribers.* To the extent we provide these services, they will likely be performed under individual service agreements with the network operators and, accordingly, the related expenses will fluctuate with revenues. Our future sales and marketing costs will consist primarily of market development and product management expenses.*

     General and Administrative. General and administrative expense consists primarily of salaries and related expenses of management and administrative personnel, professional fees and general corporate and administrative expenses. In addition, general and administrative expense includes costs associated with the development, support and growth of our management information system infrastructure. We expect that general and administrative expense will continue to represent a significant component of our total operating expenses in order to support the expansion of our business activities.*

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, including our video-on-demand hardware. Generally, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Historically, depreciation expense has been a significant component of our operating expenses. This resulted from the significant investment in capital equipment necessary to deploy our end-to-end video-on-demand service. We expect depreciation expense to decrease as a component of operating expense in the future as network operators purchase the various video-on-demand hardware components directly from us.*

     Warrant Expense. Warrant expense represents the cost of the warrants issued to customers and to strategic business partners based on their estimated fair value, as determined using the Black-Scholes option pricing model, at the earlier of the grant date or the date it becomes probable that the warrants will be earned.

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

Results of Operations

Revenue

     Revenue for the three months ended March 31, 2001 was $7.0 million compared to $584,000 for the three months ended March 31, 2000. Total revenue for the nine months ended March 31, 2001 was $8.4 million, compared to $1.7 million for the nine months ended March 31, 2000.

     Product revenue. Product revenue for the three months ended March 31, 2001 and March 31, 2000 was $4.5 million and $436,000, respectively. Product revenue for the nine months ended March 31, 2001 and March 31, 2000 was $4.6 million and $1.4 million, respectively. The increase in product revenue for the three and nine month periods ending March 31, 2001 is a result of a significant increase in the number of system deployments, which occurred primarily during the quarter ended March 31, 2001. Product revenue recognized for the nine months ended March 31, 2000 was related to older generation hardware, which has since been discontinued.

     License revenue. License revenue for the three months ended March 31, 2001 and March 31, 2000 was $1.9 million and $16,000, respectively. License revenue for the nine months ended March 31, 2001 and March 31, 2000 was $2.0 million and $16,000, respectively. License revenue is the fee for our system manager software and our navigator applications. The increase in license revenue for the three and nine month periods ending March 31, 2001 is a result of a significant increase in the number of system deployments during the third quarter.

     Service revenue. Service revenue was $583,000 and $132,000 for the three months ended March 31, 2001 and 2000, respectively. Service revenue was $1.9 million and $303,000 for the nine months ended March 31, 2001 and 2000, respectively. This increase in service revenue for the nine months ending March 31, 2001 was primarily due to the recognition of $589,000 of revenue resulting from an adaptive engineering agreement with a network operator and an increase in subscribers under revenue sharing arrangements.

Operating Expenses

     Cost of Revenue. Cost of revenue was $6.7 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively. Cost of revenue was $7.4 million and $3.7 million for the nine months ended March 31, 2001 and 2000, respectively. The increase in the cost of revenue for the three and nine month periods ending March 31, 2001 resulted from increased sales volume of our video-on-demand products, software and services. The three and nine month periods ended March 31, 2001 also included a charge for excess and obsolete inventory of $1.2 million and $1.5 million, respectively.

     Programming. Programming expense was $1.4 million and $1.0 million for the three months ended March 31, 2001 and 2000, respectively. Programming expense was $3.4 million and $3.2 million for the nine months ended March 31, 2001 and 2000, respectively. The increase in programming expense for the three and nine month periods ending March 31, 2001 was primarily attributable to an increase in subscribers and in the acquisition of new titles.

     Operations. Operations expense was $1.3 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in operations expense for this period was due primarily to the allocation of certain costs related to the manufacturing of our video-on-demand hardware products. Operations expense was $4.9 million and $4.7 million for the nine months ended March 31, 2001 and 2000, respectively. The increase in operations expense for this period was primarily attributable to increased personnel costs as we commercially introduced our video-on-demand products and services in multiple network operators' plants.

     Engineering and Development. Engineering and development expense was $9.3 million and $7.5 million for the three months ended March 31, 2001 and 2000, respectively. Engineering and development expense was $24.9 million and $19.7 million for the nine months ended March 31, 2001 and 2000, respectively. The increase in engineering and development expense was attributable to an increase in expenditures for the development of new products and services such as our interactive program guide and integration activities related to digital broadcast platforms and middleware applications required for deployment by network operators. Included in engineering and development expenses for the nine months ended March 31, 2001 and 2000 was $2.2 million and $1.1 million, respectively, in development related expenses pursuant to a development contract with a third party. Engineering and development expenses for the three months ended March 31, 2001 include charges for obsolete assets of approximately $1.5 million related to our VOD products and $1.8 million related to our interactive program guide. For the nine months ended March 31, 2001, engineering and development expense includes charges for obsolete assets of approximately $2.4 million related to our VOD products and $2.6 million related to our interactive program guide.

     Sales and Marketing. Sales and marketing expense was $1.9 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively. Sales and marketing expense was $5.2 million and $4.9 million for the nine months ended March 31, 2001 and 2000, respectively.

     General and Administrative. General and administrative expense was $4.8 million and $5.8 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in general and administrative expense was attributable to rental income in connection with the sublease of a portion of our corporate headquarters to a third party. General and administrative expense was $16.4 million and $14.5 million for the nine months ended March 31, 2001 and 2000, respectively. Overall, these expenses have increased as a direct result of the growth of our operations, which has resulted in an increase in personnel related expenses. In addition to the increase in personnel costs, the increase in general and administrative expense can be attributed to increased patent and legal expenses and professional services expenses related to the filing of a registration statement on Form S-1, which was never declared effective, and an increase in expenses associated with our United Kingdom subsidiary.

     Depreciation and Amortization. Depreciation and amortization expense was $1.4 million and $2.1 million for the three months ended March 31, 2001 and 2000, respectively. Depreciation and amortization expense was $4.5 million and $5.4 million for the nine months ended March 31, 2001 and 2000, respectively. The decrease in depreciation and amortization expense for the three and nine month periods ending March 31, 2001 is attributable to the increase in fully depreciated assets.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation expense was $801,000 and $1.3 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in deferred stock compensation expense was partly related to cancellations of stock grants from prior periods. Amortization of deferred stock compensation expense was $3.0 million and $1.6 million for the nine months ended March 31, 2001 and 2000, respectively. The increase in deferred stock compensation expense was related to an increase in stock options granted to employees and consultants. We expect to continue to grant options to employees, which may result in an increase in deferred stock-based compensation, which will be amortized over the applicable vesting periods of the options.*

Other Income and Expenses

     Interest income was $1.0 million and $1.4 million for the three months ended March 31, 2001 and 2000, respectively. Interest income was $3.1 million and $4.5 million for the nine months ended March 31, 2001 and 2000, respectively. The decrease in interest income is the result of a decrease in cash and cash equivalent balances, which are invested in short-term, interest bearing accounts and a decrease in short-term investments. Gain on sale of investments was $24.4 million for the nine months ended March 31, 2001. Gain on sale of investment is due to the sale of shares of PMC-Sierra, Inc. common stock previously acquired by us in connection with the acquisition by PMC-Sierra, Inc., of a company in which we held a small minority interest. Interest expense was $11.3 million and $9.9 million for the three months ended March 31, 2001 and 2000, respectively. Interest expense was $27.6 million and $28.7 million for the nine months ended March 31, 2001 and 2000, respectively. Included in interest expense for the nine months ended March 31, 2001 is a gain on the revaluation of redeemable put warrants of $4.7 million due to a lower estimated fair market value of our common stock.

Provision for Income Taxes

     We have not provided for or paid federal income taxes due to our net losses. As of June 30, 2000, we had net operating loss carry forwards of approximately $215.7 million to offset future income subject to federal income taxes and $112.9 million available to offset future California taxable income. As of June 30, 2000, we had $21.8 million in net operating losses to offset future New Jersey taxable income and we had $11.0 million in net operating losses to offset future Pennsylvania taxable income. The extent to which such loss carryforwards can be used to offset future taxable income may be limited because of ownership changes pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     From inception through March 31, 2001, we have financed our operations primarily through the gross proceeds of private placements totaling approximately $108.3 million of equity and $250.0 million of high yield debt securities. At March 31, 2001, we had cash and cash equivalents and short-term investments totaling $57.4 million.

     Our cash and cash equivalents and short-term investments have decreased from $76.8 million at December 31, 2000 to $57.4 million at March 31, 2001. During the three-month period ending March 31, 2001, we took several actions to address our declining cash position, including a 15% headcount reduction in our workforce. We are contemplating additional measures to reduce our operating expenses and working capital requirements on a going forward basis; however, there can be no assurance that such actions can be implemented or, if implemented, will be successful. In addition, we have arranged a meeting with the holders of our senior discount notes to apprise them of our results for the three month period ending March 31, 2001 and respond to inquiries from certain noteholders by suggesting that they organize into an appropriate group to facilitate a dialogue with us concerning the senior discount notes.

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

     The notes are senior unsecured indebtedness, and rank pari passu with our unsubordinated unsecured indebtedness. The notes will be senior to subordinated indebtedness, but effectively will be subordinated to any future secured indebtedness at least to the extent of the collateral of such indebtedness.

     The indenture governing our senior discount notes imposes operating and financial restrictions on us and our subsidiaries. These restrictions in certain cases significantly limit or prohibit our ability directly and through our subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make investments, make dividend payments and other distributions on capital stock and redeem capital stock. These covenants have limited our ability to perform certain activities in the past and may limit our ability to finance our operations or engage in other business activities that may be in our best interest in the future.

     The senior discount notes were sold at a significant discount, and must be repaid at maturity on March 1, 2008. Commencing September 1, 2003, we will be required to make semi-annual interest payments of $29.2 million. There are no principal payments due on the senior discount notes prior to maturity on March 1, 2008.

     We expect to require significant working capital and incur significant operating expenses in the future.* Working capital requirements include inventory expenditures for our video-on-demand products and general capital expenditures associated with our anticipated growth. Our working capital needs will, in part, be determined by the rate at which network operators purchase and introduce our video-on-demand products and services. In addition to working capital, we intend to make significant expenditures for continued development and enhancement of our video-on-demand technology, development of new services and other expenses associated with the delivery of our video-on-demand products and services.* Our actual cash requirements may vary from expectations and will depend on numerous factors and conditions, many of which are outside of our control.

     We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements through September 30, 2001.* Thereafter, we will need to raise significant additional funds to support our operations by raising debt or equity financing, selling assets, or entering into strategic relationships, and there can be no assurance that we will be able to perform any of the foregoing on favorable terms, or at all, particularly given the current unfavorable financial market environment.* We may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. We have no present commitments or arrangements assuring us of any future equity or debt financing. In the event that we are unable to obtain such additional capital, we will be required to delay the expansion of our business or take other actions that would harm our business and our ability to achieve sufficient cash flow to service our indebtedness, including, potentially, ceasing certain of our operations in an effort to reduce our cash requirements. Failure to successfully address our ongoing liquidity requirements could have a material adverse effect upon our business. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted.

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

Interest Rate Sensitivity

     We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.*

     Our short-term investments have generally been available-for-sale. Gross unrealized gains and losses were not significant as of March 31, 2001.

     The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio (in thousands, except average yields) at March 31, 2001.

                                             Carrying  Average
                                              Amount    Yield
                                             --------  --------
U.S. government obligations                   $25,731     5.32%
Commercial paper                               23,180     5.25%
Certificates of deposits                        2,152     4.57%
Money market instruments                          775     5.60%
Auction rate preferred stock certificates       5,600     5.24%
                                              -------     ----
          Total                               $57,438
                                              =======

Included in cash and cash equivalents          46,315
Included in short-term investments             11,123
                                              -------
          Total                               $57,438
                                              =======

Foreign Currency Risks

     We believe that our exposure to currency exchange fluctuation risk is insignificant because our transactions with international vendors are generally denominated in U.S. dollars, which is considered to be the functional currency for our company and subsidiaries. The currency exchange impact on intercompany transactions was $61,000.

Factors Affecting Operating Results

If we do not obtain substantial additional funds in the future, we may be unable to continue to grow our business or repay our indebtedness

     We will require substantial additional funds in order to continue the development, sale, licensing and provisioning of our video-on-demand products and services and, commencing on September 1, 2003, to make cash interest payments on our indebtedness. We have made and expect to continue to make significant investments in working capital in order to fund development activities, sell our video-on-demand products and services and fund operations. We expect to continue to incur significant operating losses and expect that our operating cash flow will be negative for at least the next few years. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements through September 30, 2001.* Thereafter, we will need to raise significant additional funds to support our operations by raising debt or equity financing, selling assets, or entering into strategic relationships, and there can be no assurance that we will be able to perform any of the foregoing on favorable terms, or at all, particularly given the current unfavorable financial market environment.* We may also need to raise significant additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. We have no present commitments or arrangements assuring us of any future equity or debt financing. In the event that we are unable to obtain such additional capital, we will be required to delay the expansion of our business or take other actions that would harm our business and our ability to achieve sufficient cash flow to service our indebtedness, including, potentially, ceasing certain of our operations in an effort to reduce our cash requirements. Failure to successfully address our ongoing liquidity requirements could have a material adverse effect upon our business. We may also not be able to pay interest and principal on our indebtedness when due.

We will require a significant amount of cash to service our indebtedness, and our ability to generate cash depends on many factors beyond our control

     We expect to continue to generate substantial net losses and negative cash flow for the next few years. We may be unable to achieve a level of cash flow from operations sufficient to permit us to pay the principal and interest on our current indebtedness and any additional indebtedness we may incur. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008. Commencing September 1, 2003, we will be required to make semi-annual interest payments of $29.2 million. Our ability to make scheduled debt service payments will depend upon our ability to achieve significant and sustained growth in our cash from operations and to complete necessary additional financings.

     If we are unable to generate sufficient cash from operations to service our indebtedness, we may have to forego or delay development and enhancement of interactive products and services, restructure or refinance our indebtedness or seek additional equity capital or debt financing. We have arranged a meeting with the holders of our senior discount notes to apprise them of our results for the three month period ending March 31, 2001 and respond to inquiries from certain noteholders by suggesting that they organize into an appropriate group to facilitate a dialogue with us concerning the senior discount notes. We may not be able to effect any refinancing or new financing strategy on satisfactory terms, if at all. If we fail to satisfy our obligations with respect to our indebtedness, this could result in a default under the indenture governing our senior discount notes and could cause a default under agreements governing our other indebtedness. In the event of a default, the holders of indebtedness would have enforcement rights, including the right to accelerate the debt and the right to commence an involuntary bankruptcy proceeding against us. Absent successful commercial deployments of our interactive products and services, ongoing technical development and enhancement of our solution and significant growth of our cash flow or other successful attempts to raise cash such as the sale of assets or equity or debt financing, we likely would not be able to service our indebtedness.

Our leverage is substantial and will increase, making it more difficult to respond to changing business conditions

     We are highly leveraged. As of March 31, 2001, we had senior discount notes payable of approximately $344.2 million. The senior discount notes accrete at the rate of 12 5/8% per annum, compounded semi-annually. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008 at the aggregate par value of $463.0 million. The degree to which we are leveraged could have important consequences to us and our investors, including, but not limited to, the following:

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

 .  make dividend payments and other distributions on capital stock; and

 .  redeem capital stock.

     These covenants have limited our ability to perform certain activities in the past and may limit our ability to finance our operations or engage in other business activities that may be in our best interest in the future.

We are an early stage company with limited revenues and a history of losses, we expect to continue to incur substantial losses and negative cash flow and we may never achieve or sustain profitability

     We are an early stage company with limited commercial operating history. We have generated revenues of approximately $10.8 million and have incurred net losses of $419.4 million since our inception through March 31, 2001. We expect to continue to incur substantial losses and experience substantial negative cash flow for at least the next few years as we continue to develop our operations capability and sell and license our interactive products and services. We do not expect to generate substantial revenues unless and until our interactive products and services are deployed at a significant number of additional cable systems and a significant number of viewers access our video-on-demand and other interactive services enabled by our technology. If we do not achieve and sustain profitability in the future, we may be unable to continue our operations.

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

 . our ability to enter into agreements for the sale and license of our interactive products and services to cable operators;

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

 .  we participate in an emerging market;

 . several of our current video-on-demand deployment agreements with network operators are for selected systems, and we are unable to predict whether they will be expanded to cover additional systems;

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

If we do not achieve broad deployment of our video-on-demand products and services, our business will not grow

     Our future success depends in large part on our ability to sell our digital video-on-demand products and services to a broad base of cable systems, on terms that will generate a profit. We believe that most network operators will deploy interactive platforms purchased from more than one supplier. Accordingly, we believe that network operators will initially commit a limited number of their cable systems to two or more competitors in order to evaluate their interactive products and services. We believe that cable operators will not commit to broad deployments of our video-on-demand solution until they have completed evaluation of our products and services as well as those of competitors. Our ability to achieve broad network operator deployments will depend on our success in demonstrating that:

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

 . our video-on-demand products are compatible with industry standards as they evolve; and

 . our technology enables the network operator to add new revenue-generating services.

     If we are unable to persuade network operators to purchase our products or services and deploy video-on-demand and other interactive services broadly in their cable systems, the growth of our business will suffer.

If the existing commercial deployments of our video-on-demand service with network operators are not expanded, our results of operations and our reputation will suffer

     Our existing deployments with Charter, Insight and AT&T currently serve a small percentage of each company's basic subscriber base. These network operators may not continue these deployments beyond the terms of our existing agreements, and they may choose not to broadly deploy our video-on-demand solution in existing or additional cable systems. In the past, we had limited scope video-on-demand trials with other network operators that did not result in broad deployments. If we are unable to add a substantial number of cable systems to the existing contracts with the network operators currently deploying our products and services, and if video-on-demand is not broadly deployed in each cable system under contract, our results of operations will suffer. In addition, our reputation and our ability to enter into agreements with other network operators could be impaired.

Our products and services will not achieve widespread adoption unless network operators upgrade their cable plant, deploy digital set-top boxes and roll out and market video-on-demand service to subscribers, all of which are beyond our control

     Our video-on-demand service requires deployment on cable systems upgraded to hybrid fiber-coaxial architecture with the return path from the customer to the headend activated to enable two-way operation. The failure of network operators to complete planned upgrades in a timely and satisfactory manner, and the lack of suitable cable plant, would harm our business.

     Our ability to achieve widespread adoption of our video-on-demand products and services also depends on a number of other factors, many of which are beyond our control, including:

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

We expect rapid technological developments to occur in our industry and, accordingly, must continue to enhance our current products as well as develop new technologies, or competitors could render our products and services obsolete

     We expect rapid technological developments to occur in the market for interactive home video entertainment products and services. As a result, we have modified and expect to continue to modify our engineering and development plans. These modifications have resulted in delays and increased costs. Furthermore, we expect that we will be required to continue to enhance our current interactive products and services and develop and introduce increased functionality and performance to keep pace with technological developments and consumer preferences. In addition, we may not be successful in developing and marketing product and service enhancements or new services that respond to technological and market changes, and we may experience difficulties that could delay or prevent the successful development, introduction and marketing of such new product and service enhancements. Our failure to successfully develop these products could harm our business. We have encountered delays in product development, service integration and field tests, and other difficulties affecting both software and hardware components of our system and our ability to operate successfully over hybrid fiber-coaxial plant. In addition, many of our competitors have substantially greater resources than us to devote to further technological and new product development. Technological and market changes or other significant developments by our competitors may render our video-on-demand products and services obsolete.

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

     We provide products and services that compete in all three categories. Although none of our video-on-demand competitors offer products and services in all of these categories, some of them may form alliances in order to develop an integrated end-to-end video-on-demand system that may be more attractive to network operators and their subscribers than ours. Some of our video-on-demand competitors have long-standing business relationships with network operators and may be able to use those relationships to gain a competitive advantage over us. In addition, we may pursue strategic partnerships in order to decrease our operating and capital expenditures on a going forward basis, which may include outsourcing certain of the elements necessary to deploy our video-on-demand solution to third parties, including our competitors. To the extent that any outsourced element fails to perform to specification or is subject to manufacturing or other delays, the performance, reliability and market acceptance of our video-on-demand solution may be impaired. These factors may adversely affect our ability to compete effectively, even against the competitors to which elements of our video-on-demand solution may be outsourced.

     In addition to video-on-demand competitors, we compete in the market for in-home video entertainment. We believe our competitors fall into three groups:

 . companies that provide in-home video entertainment over cable networks, including providers of pay-per-view and near-video-on-demand;

 . companies that deliver in-home video entertainment over networks, such as regular telephone lines, digital subscriber lines, or DSL, satellite or the Internet, and some providers of video streaming technology; and

 . companies that enable the viewer to store and access content on an "on-demand" basis, including providers of personal video recorders, such as TiVo, UtlimateTV from Microsoft, and Replay TV, and companies that rent and sell videotapes.

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

If we are unable to adequately protect or enforce our intellectual property rights, we could suffer competitively, incur costly litigation expenses or lose valuable assets

     Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements. We have been awarded patents and have filed applications and intend to file additional applications for patents covering various aspects of our video-on-demand products and services. Any patents issued may be challenged, invalidated or circumvented, and the rights granted under any patents may not provide proprietary protection to us. We may not be successful in maintaining these proprietary rights, and our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technologies. To the extent we integrate our products with those of third parties, including competitors, we may be required to disclose or license intellectual property to those companies, and these companies could appropriate our technology or otherwise improperly exploit the information gained through this integration. If we believe third parties are infringing our intellectual property, we may be forced to expend significant resources enforcing our rights or suffer competitive injury.

If third parties claim that we infringe their intellectual property, our ability to use some technologies and products could be limited, and we may incur significant costs to resolve these claims

     From time to time, we have received notices from third parties claiming infringement of intellectual property rights. Although we do not believe that we infringe any third party's intellectual property rights, we could encounter similar claims or litigation in the future. Because patent applications in the United States are not publicly disclosed until the patent has been issued, applications may have been filed that, if issued as patents, would relate to our products. In addition, we have not completed a comprehensive patent search relating to the technology used in our video-on-demand products and services.

     Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products and services in the United States and internationally and could result in an award of substantial damages. In the event of a successful claim of infringement, we and our customers may be required to obtain one or more licenses from third parties, which may not be available at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation regardless of the merits of such claims, and damages, license fees, royalty payments and restrictions on our ability to provide our video-on-demand products or services, any of which could harm our business.

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

     Various subassemblies and components used in our video server and access equipment are procured from single sources and others are procured only from a limited number of sources. Consequently, we may be adversely affected by worldwide shortages of components, significant price increases, reduced control over delivery schedules, and manufacturing capability, quality and cost. Although we believe alternative suppliers of products, services, subassemblies and components are available, the lack of alternative sources could harm our ability to deploy our video-on-demand systems. Manufacturing lead times can be as long as nine months for some critical components. Therefore, we may require significant working capital to pay for such components well in advance of both hardware orders and revenues. Moreover, a prolonged inability to obtain components could harm our business and could result in damage to network operator relationships.

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

If we are unable to acquire programming content on reasonable terms, our ability to derive revenues from video-on-demand deployments will be limited

     In those network operator deployments where we provide programming content, our success will depend, in part, on our ability to obtain access to sufficient movies (including new releases and library titles), special interest videos and other programming content on commercially acceptable terms. Although we have entered into arrangements with major movie studios and other content providers, we may not be able to continue to obtain the content. In addition, for content we do procure, we may not be able to make the content available to video-on-demand customers during the segment of time available to other video-on-demand providers and to programmers such as pay-per-view providers. Studios may require us to make prepayments prior to the time that customers pay for viewing a title or require us to enter into long-term contracts with significant minimum payments. Further, studios may increase the license fees currently charged to us. If we are unable to obtain timely access to content on commercially acceptable terms, our ability to obtain revenue from deployments where we provide content will be limited. Further, to the extent that major movie studios pursue announced efforts to restrict or eliminate content made available for video-on-demand delivery, video-on-demand as a product may not be broadly deployed, and all providers of video-on-demand products and services, including us, may not be able to sell interactive products and services to network operators. If availability of compelling video-on-demand content, including first run movies, is restricted or eliminated, the ability for us to obtain revenue from sales of interactive products and services may be significantly limited.

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

     Any of these factors could adversely affect our international operations and, consequently, our business and operating results. Specifically, our failure to manage our international growth successfully could result in higher operating costs than anticipated, or could delay or preclude our ability to generate revenues in key international markets.

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

Insiders have significant influence over our efforts

     Our major stockholders and directors, together with entities affiliated with them, own approximately 62.1% of our outstanding Common Stock (assuming conversion of all outstanding Preferred Stock into Common Stock) at March 31, 2001. Accordingly, these stockholders have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of DIVA.

PART II  OTHER INFORMATION

     Item 1, Item 3, Item 4 and Item 5 are not applicable with respect to the current reporting period.

     Item 2.  Changes in Securities and Use of Proceeds

     During the three months ended March 31, 2001, we issued and sold an aggregate of 178,708 shares of Common Stock to our employees and consultants for an aggregate purchase price of $114,935 pursuant to exercises of options under our 1995 and 1998 Stock Plans. In addition, during the three months ended March 31, 2001, we issued and sold 249 shares of Series AA Preferred Stock for an aggregate purchase price of $93. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder.

     Item 6.  Exhibits and Reports on Form 8-K:

              a.  Exhibits.

                  None.

              b.  Reports on Form 8-K.

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

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



Dated: May 3, 2001