Form 10-K405
period 2001-06-30
DIVA SYSTEMS CORP
filed 2001-09-28
CIK 1003439

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934.
                     For the fiscal year ended June 30, 2001

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                For the transition period from            to

                          Commission file no. 333-64483

                                   ----------

                            DIVA Systems Corporation
             (Exact name of Registrant as specified in its charter)

                                   ----------

                  Delaware                                   94-3226532
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                  Identification Number)

             800 Saginaw Drive
          Redwood City, California                             94063
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (650) 779-3000

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing, requirements for the past 90 days. Yes__ No [X].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock, par value $.001 per share, held by non-affiliates of the Registrant as of June 30, 2001, based upon the fair market value of $4.50 per share as determined by our Board of Directors, was approximately $12,045,366. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by named officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's classes of Common Stock outstanding at August 31, 2001 was:

              Title of each Class
              -------------------
              Common Stock, $.001 par value               18,230,671
              Class C Common Stock, $.001 par value          857,370

================================================================================

                            DIVA SYSTEMS CORPORATION

                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
                                                PART I

Item 1.  Business ...................................................................................       3
Item 2.  Properties .................................................................................      11
Item 3.  Legal Proceedings ..........................................................................      12
Item 4.  Submission of Matters to a Vote of Security Holders ........................................      12

                                               PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters ...................      13
Item 6.  Selected Financial Data ....................................................................      13
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......      14
Item 8.  Financial Statements and Supplementary Data ................................................      31
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......      54

                                               PART III

Item 10.  Directors and Executive Officers of the Registrant ........................................      55
Item 11.  Executive Compensation ....................................................................      57
Item 12.  Security Ownership of Certain Beneficial Owners and Management ............................      61
Item 13.  Certain Relationships and Related Party Transactions ......................................      62

                                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................      63

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

Overview

     We are a leading provider of interactive, on-demand television products and services. Our video-on-demand service operates on industry-standard digital set-top boxes and operating systems, providing a flexible and cost-effective interactive television solution for cable and other broadband network operators, which we refer to as network operators. We have commercially deployed our video-on-demand service with several network operators in North America. In addition to our video-on-demand products and services we developed and beta tested an interactive program guide as a stand-alone product. To date we have neither commercially deployed nor are we actively marketing our interactive program guide technology. On June 30, 2001 we ceased further development activities related to our interactive program guide technology and reduced our development workforce accordingly.

     Our video-on-demand service allows digital cable television subscribers to select movies and other content for immediate viewing. Choosing from thousands of DIVA-licensed movie and video titles, network operators can offer their digital subscribers in-home access to a selection of hundreds of titles, including new release feature films, classic films, children's programming and other special interest programming, each with pause, rewind and fast-forward controls. We are enhancing our core technology to support subscription based video-on-demand viewing, time shifted television and interactive targeted advertising. We believe that as the market for interactive television services evolves, we can capitalize on these opportunities, as well as on new services such as television-based e-commerce.

     We have current deployments of our video-on-demand service at selected AT&T Communications, Charter Communications and Insight Communications systems. In February 2001, we amended our agreement with Insight to expand our video-on-demand services to all of Insight's approximate 930,000 basic subscribers in several Midwestern states, including Illinois, Kentucky, Indiana and Ohio. In June 2001, we amended our agreement with Charter to expand our video-on-demand services to a total of 1.7 million of Charter's basic subscribers by May 2004. The amended agreement with Charter covers several major markets, including cable systems in Los Angeles, Atlanta, St. Louis and Fort Worth. AT&T, Charter and Insight are, respectively, the first, fourth and eighth largest cable operators in the United States. In addition, we continue to pursue deployment agreements with other major cable operators in the United States. We are currently developing a video-on-demand capability for ntl, the largest cable operator in the United Kingdom. We are also pursuing other international opportunities, primarily in Western Europe. *

Market Opportunity

     The home entertainment industry, which includes cable television, direct broadcast satellite, pay-per-view and video rentals, is a large and growing market. The reach and popularity of television has increased substantially over time, resulting in television becoming the primary form of home entertainment. This popularity has largely been driven by the emergence of new technologies and delivery systems for television programming that have provided consumers with increased choice and control of their viewing options. According to Veronis, Suhler & Associates, consumer spending on television-based home entertainment is expected to grow from $61 billion in 2000 to $78 billion in 2004. * According to industry analysts, in 2000 approximately $21.6 billion of this market was comprised of videotape rentals and sales and $2.1 billion was comprised of pay-per-view.

     In the United States, cable operators have been the traditional suppliers of multi-channel video home entertainment to consumers. However, alternative providers such as direct broadcast satellite operators, cable overbuilders, broadband telecommunications providers and even utility power companies have begun to challenge the cable industry monopolies. Today, the primary competitors to cable operators are direct broadcast satellite operators such as DirecTV and EchoStar, which offer consumers more programming choice, as well as digital video and sound. The typical direct broadcast satellite offering includes 100 video channels, 30 digital music channels and up to 55 channels dedicated to near-video-on-demand services, as compared to the significantly fewer number of channels that are offered on traditional analog cable systems. In addition, direct broadcast satellite operators have begun to improve their competitive position by carrying local television stations and introducing interactive services. The increased choice and quality of direct broadcast satellite offerings have attracted consumers. According to industry reports, there are currently more than 15.3 million direct broadcast satellite subscribers in the United States and an estimated 290,000 new subscribers are added each month. As direct broadcast satellite providers and other competitors seek to increase penetration of their services, they present a growing threat to the cable television industry.

     To compete with these alternative providers of multi-channel programming services, cable operators have embarked on new service initiatives requiring cable network upgrades and the wide-scale deployment of digital set-top boxes. At the end of 2000, it was estimated that cable operators had upgraded approximately 73% of their cable plant to two-way-capable hybrid fiber coaxial plant. In addition, in 2000, cable operators in the United States more than doubled their deployment of digital set-top boxes to approximately 10 million subscribers. Industry analysts predict that digital set-top box deployment will grow from 10 million at the end of 2000 to between 30 and 40 million by the end of 2004. The deployment of digital set-top boxes, coupled with these network enhancements has enabled cable operators to offer new services to their subscribers, including digital programming and interactive, on-demand television services such as video-on-demand. We believe digital programming coupled with video-on-demand allows cable operators to offer subscribers a superior product to that offered by the direct broadcast satellite operators. Direct broadcast satellite operators cannot currently offer video-on-demand services due to bandwidth and scalability limitations.

     The recent rollout of digital set-top boxes and two-way cable plant has made the deployment of video-on-demand and other interactive services possible. Video-on-demand can be delivered through the industry standard digital set-top boxes now being deployed by network operators, which eliminates the need to purchase additional in-home equipment to provide these services. The economics of video-on-demand has improved dramatically through advances in microprocessor power and the rapid decline in storage costs for network operators.

DIVA Benefits

     We believe that video-on-demand television products and services provide cable and other broadband network operators with the following benefits:

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

     Significant Revenue Opportunity. We believe our video-on-demand services provide a platform that enables network operators to generate greater revenue in two ways; from both increased customer penetration for their digital cable offerings and significant incremental revenue from orders for on-demand movies and other programming. We believe that network operators can recover the incremental capital costs to implement the DIVA video-on-demand solution in less than one year solely from the additional revenues generated by movie purchases.*

     Comprehensive and Flexible Service Offering. Our comprehensive offering has been field-proven and, accordingly, reduces both the time-to-market and the operational challenges associated with implementing interactive television services. We offer a core suite of software products and services that enable and manage the network operator's video-on-demand system. These products and services include:

     . automated video asset management;

     . a full-motion, easy-to-use, on-screen navigator;

     . programming and entertainment services represented by thousands of licensed video titles;

     .    hardware products including the video server; and

     .    the ability to provide a network operator-branded service.

     Network operators can select either this end-to-end solution or any of the individual components depending upon their needs. We believe that this flexibility is attractive to a wide range of network operators.

     Sophisticated Back-Office Solution. Our back-office solutions integrate billing with an audit trail for network operator revenue recognition, studio contract royalty reporting and market research. This gives the network operator the ability to offer its customers a variety of subscriptions, packages and promotions without requiring an overhaul of existing billing systems. We have successfully integrated our on-demand television services with the systems provided by the three largest cable billing companies. We also have developed a highly automated video asset management system to track and manage a large array of video content. This database system tracks a title from acquisition through distribution and provides payment details and other critical information for content providers.

     Flexible Architecture. Our architecture is designed to scale to support thousands of titles and serve even the largest cable systems. Our software and hardware products can integrate with major digital broadcast platforms including Motorola and Scientific-Atlanta in the United States and PACE in Europe. Our video-on-demand application requires minimal processing power and memory within the set-top box, and can be activated remotely, eliminating the need for an on-site installer visit. In addition, our application allows the cable operator to offer multiple digital services on today's set-top boxes. We are also integrating our services with set-top box software provided by Liberate, Microsoft, OpenTV and Power TV.

DIVA Strategy

     Our objective is to be the leading provider of interactive, on-demand television products and services for cable and other broadband network operators. Our strategy includes the following key elements:

     Leverage our first mover advantage. Our goal is to leverage our position as the first provider of a commercially deployed video-on-demand system to become the leading provider of a wide range of interactive, on-demand television services. Our extensive field experience has allowed us to gather practical feedback on our system and its technology and develop a solution that is not only compelling to consumers, but also scalable and flexible from the network operator's perspective.

     Aggressively expand our customer base. We plan to continue to build relationships with cable and other network operators in order to maximize our share of video-on-demand subscribers. * We have designed our services to be attractive to network operators seeking to increase their digital penetration. Our ability to achieve significant market share will allow us to leverage our platform in order to develop and offer new services. *

     Enhance and expand our products and services. We have spent five years and over $120 million to develop our comprehensive software and hardware solution for video-on-demand. We plan to continue to aggressively invest in technology in order to enhance our current service offerings as well as to develop additional new services, including time shifted television, interactive targeted advertising and television-based e-commerce. *

     Pursue industry relationships. We will continue to develop industry relationships with leading broadband network hardware and software vendors in order to ensure interoperability of our products and services, as well as maintain and expand relationships with our 33 content providers, including major Hollywood studios. We plan to establish commercial relationships with additional content providers in order to provide the broadest array of programming to viewers. *

     Adapt our technology and services for other broadband networks. We have designed our video-on-demand services for the hybrid fiber/coaxial networks deployed by the cable television industry. Recently, other telecommunications companies have begun rapid deployment of broadband networks based on digital subscriber line, or DSL, technology. We are currently developing an interface for this technology to provide these companies with a video-on-demand solution when their networks are prepared to support high-capacity transmission. We also plan to expand our service offering to the Internet environment as the Internet develops into a sufficiently reliable transmission medium to deliver broadcast-quality video to both the television and personal computer. *

     Penetrate global markets. We believe there is a significant demand for our products and services in Europe. * The majority of Western European cable networks are two-way capable. European cable operators are rapidly deploying digital set-top boxes to provide interactive services to compete with direct broadcast satellite operators. We plan to pursue international opportunities to deploy our on-demand products and services and increase our worldwide customer base. We currently have a deployment agreement with ntl and we are in discussion with other large broadband network operators, including providers of cable television and DSL services. We are developing the interfaces to enable our system to work with European standards. *

DIVA Products

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

     Our navigation software, the navigator, is a cable viewer's interface with our video-on-demand system. Our navigator is operated through a standard cable television remote control and allows a viewer to locate, browse and preview movies by title, genre or new release prior to purchase. A viewer can access free movie previews as well as movie information screens that display MPAA ratings, run-time, lead actors and price. A movie-saver feature allows the viewer to exit a title at any time, watch other video-on-demand programs or broadcast television and return to the exact point of previous exit at a later time during the video-on-demand rental period. Our navigator also allows a viewer the opportunity to set parental controls and spending and rating limits.

     Our current DIVA Video Server 5000 (DVS5000) delivers unique video content streams to individual set-top boxes on an on-demand basis. Each server installation is capable of scaling up to 50,000 video-on-demand streams and storing up to 10,000 titles. Multiple video servers can be networked with integrated optical fiber connections to expand the content selection and provide traffic management within a single cable system. The DVS5000 has low power consumption needs and small floor space requirements, making it well suited for co-location in cable headends. Each server module provides high speed (1 gigabit per second) streaming capacity and is comprised of commercially available processor modules and storage modules.

     We are currently completing the development of the next generation of DIVA Video Servers, the DVS6000. The DVS6000 is the industry's first non-proprietary video-on-demand server solution. Each server integrates off-the-shelf hardware from a variety of server manufacturers with DIVA's server software. The DVS6000 is backward compatible with the DVS5000 and will support high stream volumes, while using minimal power consumption and space. Our DVS6000 is adaptable to all-content formats and outputting standards, including DVB-ASI and Gigabit Ethernet.

   New Product Developments

     We are developing the capability to offer new on-demand television services. * Our product developments include:

     . Time shifted television-- This service takes advantage of the storage and streaming capability of the video-on-demand server to store broadcast content providing customers with on-demand access to individual programs or entire channels at any time. Time shifted television will provide equivalent functionality to a personal digital video recorder without the need to plan ahead or purchase additional hardware. Time shifting will enable a viewer to start watching a television program from the beginning, after its original broadcast had begun and, if desired, fast forward to catch up to the live broadcast. *

     . Interactive targeted advertising--The availability of digital set-top boxes with a video-on-demand service platform supports many new and potentially profitable advertising opportunities. Some examples include targeted advertisements in broadcast programming, video advertising within our navigator and interactive infomercials.*

     . Television-based electronic commerce--The development of set-top boxes that have the ability to browse the Web offers the opportunity to enable e-commerce on the television. When combined with an on-demand service platform, television-based e-commerce services will use full motion, full screen, customer-controlled video to create compelling interactive commerce sites. Examples include the sale of movie tickets with video previews and purchase of CDs while viewing music videos.*

Video-on-Demand Customer Support Services

     We provide a suite of specific tools, management systems, software applications and operational procedures to support our video-on-demand system. Our customer support services have been developed over a number of years and have been deployed in the field during the last four years.

     Programming. We provide a wide variety of movies and videos to be used with our video-on-demand delivery system. Selections include thousands of titles licensed from 33 content providers. Our video library is comprised of new releases, library titles, classics, children's programming and special interest titles, as well as popular cable channel programming. We currently have commitments from studios to receive new releases in the same window as direct broadcast satellite and pay-per-view services, typically 30 to 60 days after release to the home video market. Major studios typically release an aggregate of 15 to 25 new titles to the pay-per-view market window per month. In addition, we have agreements with providers of popular video and television programming to provide a wide selection of children's programming. We also provide encoding, quality assurance, content and preview preparation for licensed programming.

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

     Back Office. We have developed integrated billing interfaces with all of the major cable billing system providers in the United States. These interactive interfaces provide the network operator with the flexibility to charge video-on-demand purchases on a single integrated cable bill or to pass the purchase data to another third party billing agency. Additionally, our sophisticated billing product is the only video-on-demand product capable of commercially implementing subscription video-on-demand. Another major feature of our billing interface is the ability to offer video services based on selected combinations of cable subscription packages. This feature, called contingent subscriptions, provides the network operator with the ability to offer its cable subscribers video-on-demand capabilities for the specific cable channels to which they subscribe. We have also developed a data warehouse for the collection and analysis of key video-on-demand activities. Our data warehouse gives a network operator the ability to measure and modify its video-on-demand offerings to increase sales performance and customer satisfaction.

     Operations Support. We work with our customers to help specify technology requirements for video-on-demand and to integrate our video-on-demand platform with the operators' digital cable offering. Since video-on-demand system reliability is a critical factor in sustaining a high level of customer satisfaction, we offer secure and redundant data network connections to each of the network operator's video-on-demand sites. Our Network Operations Center, located in King of Prussia, Pennsylvania, provides the network operator with 24-hours a day, seven days a week monitoring and problem resolution for all video-on-demand server connections.

Customers and Commercial/Deployments

     We have entered into multi-year agreements with three domestic operators of cable television systems: AT&T, Charter and Insight, and one international operator, ntl. Our agreements provide for deployment of our video-on-demand software and hardware products, as well as video-on-demand support services, at various locations
                                       -6-
throughout the U.S. and the United Kingdom. Our hardware and software products are currently commercially deployed in 20 systems in the following markets:

Cable Operator                                      Markets
--------------                                      -------

Charter.......................  Greater Atlanta area, GA; Los Angeles, CA;
                                Slidell, LA; Dallas/Ft. Worth, TX; St. Louis, MO; Spartanburg, SC; Hickory, NC

Insight ......................  Rockford, IL; Columbus, OH; Evansville, IN;
                                Cincinnati, OH; Louisville, KY; Kokomo, IN;
                                Anderson, IN

AT&T .........................  Atlanta, GA; Los Angeles, CA

     Our contract with each network operator is different, reflecting its selections from our suite of video-on-demand products and services. Under the AT&T, Charter and Insight contracts, the cable operator purchases our video-on-demand hardware and licenses our video-on-demand software. Each of their selections relating to customer support services varies, as does the method of calculating the payments DIVA receives for such support services. In 2001, we expanded our relationship with Insight and Charter and have amended our contract with each operator to reflect this expansion of products and services. As a result, our agreement with Insight now covers all of Insight's approximately 930,000 basic subscribers, and our agreement with Charter covers a total of 1.7 million of Charter's basic subscribers. The Insight contract has a term of five years, the AT&T contract has a term of four years, and our agreement with Charter terminates on May 31, 2004.

     Under our contract with ntl, we have an agreement for multiple systems subject to achieving certain milestones. ntl will purchase video-on-demand hardware and license video-on-demand software from us, and we will provide video-on-demand support services to ntl on a fee for service basis.

     We are in active discussions with other large network operators that are evaluating deployment of video-on-demand systems. We believe many of these operators will deploy video-on-demand services at one or more of their systems, and are likely to use multiple vendors. * Based on these initial deployments, they will evaluate whether to do larger scale deployments in more of their systems.

Industry Relationships

     We have established relationships with leading industry participants, including content providers, manufacturers of digital set-top boxes, providers of application managers and set-top box operating systems and billing system providers. We received an investment of $7.0 million from General Instrument (subsequently acquired by Motorola) in December 1999. We entered into development arrangements with OpenTV in March and April 2000 to integrate our video-on-demand system into OpenTV's interactive television software platform. In conjunction with these arrangements, OpenTV made a $5.0 million investment in our company. We also entered into a development agreement with Liberate in May 2000 to integrate our video-on-demand system into Liberate's interactive television software platform. In a separate transaction, Liberate made a $4.0 million investment in our company. In addition, in May 2000, we received an investment of $5.0 million from Starz Encore Group LLC (Starz Encore), a wholly owned subsidiary of Liberty Media Group. Starz Encore is the largest provider of cable and satellite-delivered premium movie channels in the United States. Most recently, we received an investment of $5 million from Charter Communications in September 2000.

     Content Providers. We receive content from 33 content providers, including Warner Bros. (including New Line Cinema, Turner and Warnervision), Universal Pictures (including Polygram), Dreamworks, HBO, ESPN, PBS, The Disney Channel, Discovery Networks, Artisan and New City Releasing.

     Set-Top Box Manufacturers. We have agreements to facilitate integration of our video-on-demand products and services with digital set-top boxes being delivered by Motorola, Scientific-Atlanta and PACE Technologies. We believe operators plan to obtain digital set-top boxes from multiple vendors. Our current video-on-demand deployments are on both Motorola and Scientific-Atlanta digital set-top boxes.

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

Sales and Marketing

     Our primary sales objective is to secure long-term agreements with major network operators. Our sales activities are conducted from our headquarters in Redwood City, California and are supported by our senior management and technical personnel. Our sales efforts typically involve detailed business and technical presentations and sometimes require us to respond to very specific requests for proposals from our prospective customers. The sales cycle is lengthy because of the level of customer analysis and long term nature of our customer contracts.

     After a contract is entered into, our customer support organization is responsible for the execution and project management of deploying our video-on-demand system at the local customer site. The local account managers and their teams oversee the installation, integration, training and marketing for all system deployments. Our marketing effort continues after deployment, when we provide our customers with consultation and assistance in designing consumer marketing tools, packaging and price strategies, market research and developing local marketing efforts.

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

Technology

     We have spent six years developing our video-on-demand service platform. Our video-on-demand solution has an open architecture, which readily integrates with the leading digital cable platforms. Our video-on-demand technology platform includes the DIVA System Manager, the DIVA Video Server, the DIVA Digital Link, and the DIVA Programming Scheduler.

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

     . video streaming traffic management; and

     . flexible advertisement insertion.

  The DIVA Video Server

     Our current DVS5000 delivers unique video content streams to individual set-top boxes on an on-demand basis. Each server installation is capable of scaling up to 50,000 video-on-demand streams and storing up to 10,000 titles. Multiple video servers can be networked with integrated optical fiber connections to expand the content selection and provide traffic management within a single cable system. The DVS5000 has low power consumption needs and small floor space requirements, making it well suited for co-location in cable headends. Each server module provides high speed (1 gigabit per second) streaming capacity and is comprised of commercially available processor modules and storage modules. The storage modules contain state-of-the-art fiber channel disk drives.

     We are currently completing the development of the next generation of DIVA Video Servers, the DVS6000. The DVS6000 is the industry's first non-proprietary video-on-demand server solution. Each server integrates off-the-shelf hardware from a variety of server manufacturers with DIVA's server software. The DVS6000 is backward compatible with the DVS5000 and will support high stream volumes, while using minimal power consumption and space. Our DVS6000 is adaptable to all-content formats and outputting standards, including DVB-ASI and Gigabit Ethernet.

  The DIVA Digital Link

     Our modular DIVA Digital Link (DDL) converts video streams from the server into a format that can be distributed over a cable plant to viewers. It also limits access to authorized users of on-demand television services. Some of the key features include small size, low cost, scalability and compatibility with video-on-demand encryption and conditional access standards. To date our DDL product has been proprietary. However, going forward we plan to outsource this product from a third party vendor. *

  The DIVA Programming Scheduler

     We have developed a unique set of support applications that facilitate the management of the programming to a large number of distributed video servers. These elements include our programming scheduler, commerce software for managing royalty payments, and title and rights management software.

Technology Development

     Our technology development efforts are focused on developing and enhancing our video-on-demand products and services. We believe that we will need to continue to make significant investments in engineering and development to remain competitive, to assure our products and services are integrated with industry standards and to offer new services and enhancements to our customers.*

     We are continuing to devote substantial resources to improving our core software and hardware technologies including:

     . reductions in the size and cost, and increases in the storage capacity, of our video servers; and

     . increases in the number of simultaneous video streams that can be accessed from each video server.

     We are working to ensure that our video-on-demand platform will interoperate with the broadband delivery platforms that we believe will deliver video-on-demand services in the future, including next generation digital set-top boxes. * Another key development area at this time is the migration of our video-on-demand platform to support DSL providers and Internet service providers as the Internet technology develops over time into a sufficiently reliable transmission medium to deliver broadcast quality video.

     We are also developing enhancements to provide the system capability to offer new on-demand television services, including time shifted television through video servers with pause, fast forward and rewind functionality, interactive targeted advertising and television-based e-commerce.

     Our engineering and development expenses were $24.3 million, $27.1 million and $31.4 million in fiscal years ended June 30, 1999, 2000 and 2001, respectively. We currently have 89 employees engaged in engineering and development activities.

Manufacturing and Production

     We have an arrangement with a large contract manufacturer for the production of our hardware products. Our contract manufacturer has several plants in the United States and Europe. Using a contract manufacturing arrangement allows us to both concentrate our efforts on the design and development of our products and services, and manage our capital resources more efficiently. We currently do not have a contract with this manufacturer and operate on a purchase order basis. The components used in our hardware products are generally available from a number of sources. While we have not experienced any shortages to date, we could be subject to component shortages in the future, which could delay delivery of our hardware products or increase costs.

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

     As our hardware platform migrates toward the DVS6000, we will become substantially less dependent on our current contract manufacturer and will rely more on off-the-shelf hardware manufacturers. We believe that our current contract manufacturer has the capacity to meet our anticipated volume. * In the event that the current contract manufacturer is unable or unwilling to continue to support our requirements, we believe that there is ample capacity in the contract manufacturing industry to meet our needs. * However, we could require time to transition to a new manufacturer during which we may be unable to provide hardware products to our customers on a timely basis.

Competition

     The market for interactive, on-demand television products and services and in-home video entertainment is very competitive, quickly evolving and subject to rapid technological change. Principal competitive factors include each competitor's degree of system integration, system performance, price, customer support, system capacity, content availability, software availability, reliability and integration with industry digital platforms.

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

     We also face competition from indirect competitors, including personal video recorder technology providers (for example, TiVo, Replay and Ultimate TV), direct broadcast satellite providers (including BSkyB, DirecTV and EchoStar), companies developing video streaming technologies and other service providers (for example, Yes Television, Intertainer and VideoNet).

     Video-on-demand services, including ours, depend on the availability of movies and video content, including a favorable access window for new releases. We face competition for timely access to content from the home video rental market.

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

Intellectual Property

     Our ability to compete is based in part on our technology, which we regard as proprietary. We rely on a combination of patent, trademark, trade secret, copyright and contract law to establish and protect our technology. As of September 12, 2001, we have exclusive rights to 28 issued U.S. and 9 issued international patents, 5 allowed U.S. patents, 106 pending U.S. applications, 4 pending U.S. provisional applications and 120 pending international applications. We believe our patent portfolio represents a significant intellectual property position that covers key aspects of our technology. In particular, the portfolio covers aspects of our system architecture, server technology, navigation and user interface technology, interactive program guide, video encoding techniques, and network-related technology. We cannot be sure that any patents will issue from any of the pending applications or that if they do, that they will have claims of sufficient breadth to protect our technology. Additionally, we cannot be sure that our issued patents will not be invalidated or designed-around by competitors. If our patents fail to protect our technology, it may be easier for competitors to offer equivalent or superior products and services.

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

Employees

     As of June 30, 2001, we had 265 employees. None of our employees are currently represented by a labor union. We believe that we have a good relationship with our employees.

Item 2. Properties

     Our principal facilities are located in Redwood City, California, where we currently lease approximately 82,000 square feet. The term of this lease runs through June 1, 2007 with two five-year renewal options. We lease 22,600 square feet of office space in Princeton, New Jersey. The term of this lease runs through November 1, 2001 and we plan to extend this lease for three to five years. We also maintain small offices in King of Prussia, Pennsylvania and

London, England. We believe that suitable additional or alternative space adequate to serve our foreseeable needs would be available on commercially reasonable terms, if necessary.

Item 3. Legal Proceedings

     We are not a party to any material litigation at the present time.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

     There is no established public trading market for our common stock. As of June 30, 2001 there were approximately 328 holders of our common stock and approximately 200 holders of record of our preferred stock.

     We have not paid any dividends since our inception and do not intend to pay any dividends on our capital stock in the foreseeable future. We anticipate that we will retain all future earnings, if any, for use in our operations and expansion of the business. In addition, the terms of the indenture agreement related to our 12-5/8% Senior Discount Notes due 2008 restrict our ability to pay dividends on, or make distributions with respect to, our capital stock.

     During the fiscal year ended June 30, 2001, we issued and sold an aggregate of 470,221 shares of Common Stock to employees and consultants pursuant to exercises of options under our 1995 Stock Plan and our 1998 Stock Plan for an aggregate purchase price of $519,300 and $53,700, respectively. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder. In addition, during the year ended June 30, 2001 we issued and sold 555,556 shares of Series F Preferred Stock to a strategic investor for an aggregate purchase price of $5,000,000. This issuance was deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) therein.

Item 6. Selected Financial Data:

                                                            Year Ended June 30,
                                                   -----------------------------------
                                                      1999         2000         2001
                                                   ---------    ---------    ---------
                                                   (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue ........................................   $     293    $   1,957    $  18,481
Cost of revenue ................................       8,159        8,524       24,039
                                                   ---------    ---------    ---------
Negative gross margin ..........................       7,866        6,567        5,558
                                                   ---------    ---------    ---------
Operating expenses:
   Operations ..................................       8,162        6,684        5,614
   Engineering and development .................      24,321       27,080       31,444
   Sales and marketing .........................       5,707        8,159        6,784
   General and administrative ..................      15,843       21,380       24,243
   Depreciation and amortization ...............      19,305        6,826        5,886
   Warrant expense .............................          --        2,075          782
   Amortization of stock compensation ..........         738        2,583        3,776
                                                   ---------    ---------    ---------
Total operating expenses .......................      74,076       74,787       78,529
                                                   ---------    ---------    ---------
Operating loss .................................      81,942       81,354       84,087
                                                   ---------    ---------    ---------
Other (income) expense, net:
Interest income ................................      (8,645)      (6,057)      (3,618)
Gain on sale of investments ....................          --           --      (24,421)
Interest expense ...............................      33,967       39,016       39,413
                                                   ---------    ---------    ---------
Total other (income) expense, net ..............      25,322       32,959       11,374
                                                   ---------    ---------    ---------
Net loss .......................................   $ 107,264    $ 114,313    $  95,461
Accretion/(decrement) of redeemable warrants and
   issuance of redeemable put warrants .........         969       16,888       (1,642)
                                                   ---------    ---------    ---------
Net loss attributable to common stockholders ...   $ 108,233    $ 131,201    $  93,819
                                                   =========    =========    =========
Basic and diluted net loss per share:
Net loss .......................................   $    6.31    $    7.29    $    4.96
                                                   =========    =========    =========

Shares used in per share computations ..........      17,147       17,987       18,886
                                                   =========    =========    =========

                                                                Year Ended June 30,
                                                       -----------------------------------
                                                         1999          2000         2001
                                                       ---------    ----------    --------
                                                                  (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments...  $ 130,737    $  92,682    $  33,315
Accounts Receivable .................................         --          264       15,090
Inventory ...........................................      2,663        3,143       15,947
Property and equipment, net .........................      9,792       12,648       12,433
Total assets ........................................    154,264      119,487       82,809
Notes payable .......................................    275,564      312,815      355,517
Redeemable warrants .................................      2,108        7,007        5,364
Total stockholders' deficit .........................   (127,413)    (225,386)    (309,013)

____________________________

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below. The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-looking statements or to update the reason actual results may differ materially from those anticipated in such forward-looking statements. Forward-looking statements are statements identified with an asterisk (*). All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below and in "--Factors Affecting Operating Results."

Overview

     We are a leading provider of interactive, on-demand television products and services. Our video-on-demand service operates on industry-standard digital set-top boxes and operating systems, providing a flexible and cost-effective interactive television solution for cable and other broadband network operators, which we refer to as network operators. We have commercially deployed our video-on-demand service with several network operators in North America. In addition to our video-on-demand products and services we developed and beta tested an interactive program guide as a stand-alone product. To date, we have neither commercially deployed nor are we actively marketing our interactive program guide technology. On June 30, 2001 we ceased further development activities related to our interactive program guide technology and reduced our development workforce accordingly. Since our inception, we have devoted substantially all of our resources to developing our video-on-demand and other interactive products and services, establishing industry relationships, carrying out marketing activities, negotiating deployment agreements and establishing the operations necessary to support the commercial deployment of our video-on-demand products and services.

     Through June 30, 2001, we generated minimal revenues and incurred significant losses and substantial negative cash flow, primarily due to engineering and development expenditures and other costs required to develop our video-on-demand products and services. Since our inception through June 30, 2001, we have an accumulated deficit of $453.1 million and have not achieved profitability on a quarterly or annual basis. We expect to continue to incur substantial net losses and negative cash flow for at least the next few years, requiring us to raise additional capital. In addition we have limited cash reserves and uncertainty exists concerning our ability to raise additional capital and continue as a going concern. * Our historical revenues and expenditures are not necessarily indicative of, and should not be relied upon as an indicator of, revenues that may be attained or expenditures that may be incurred by us in future periods. *

Revenues

     Revenue is comprised of three components: product revenue resulting from the sale of our video-on-demand hardware platform; licensing revenue resulting from the licensing of our system software and navigator applications; and service revenue resulting from programming services and operational support services.

     Our contracts are generally multiple-element arrangements with a network operator involving a combination of video-on-demand hardware products, licenses for system software and navigator applications, and selected content and operational services. As a result, we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," and Statement of Position 98-9 (SOP 98-9), "Software Revenue Recognition, with Respect to Certain Arrangements." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence, which generally is determined by the price charged when the element is sold separately. SOP 98-9 requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2.

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

     All of our installations since January 1, 2001 have been made under agreements whereby all hardware and software elements are delivered upon completion of installation and the training of network operator personnel. Accordingly, for the six months ended June 30, 2001, we recognized product revenue and licensing revenue upon completion of the equipment installation at a customer's site, which includes technical training, according to the residual method. Consequently, the fair value of the maintenance element, determined by the maintenance renewal fee, is deferred and amortized over the maintenance period, which is generally one year.

     We provide services on a fee-for-service basis, whereby service revenue is recognized when the services are performed. If the services are provided on a revenue sharing basis, service revenue is recognized based on program purchases by subscribers.

     Operating Expenses

     Cost of Product Revenues. Cost of revenue consists of contract manufacturing costs, component and material costs, warranty costs, and other direct product expenditures associated specifically with the sale of our video-on-demand hardware and software products. We expect our cost of revenue to increase in the future due to increased sales volume of our video-on-demand hardware and software products. *

     Cost of Service Revenues. Cost of service revenue consists of license fees paid to content providers, costs related to the acquisition and production of digitally encoded programming content, duplication and distribution expenses and other expenditures associated specifically with content management.

     Operations. Operations expense includes the cost of field operations, both for initial launches and for ongoing support of our installed video-on-demand systems. These costs include personnel and other costs for technical support, customer service training, installation, launch support, and maintenance costs. In addition, operations expense includes personnel and other costs which support our ongoing manufacturing relationships for our video-on-demand hardware products with third-party manufacturers.

     Engineering and Development. Engineering and development expense consists of salaries, consulting fees, prototype hardware and other costs to support product development. Our engineering and development efforts involve ongoing system software development, hardware development, system integration and new technology. To date, the most substantial portion of our operating expenses has been engineering and development expense. We expect to continue to incur significant engineering and development expenditures as we continue to enhance our video-on-demand products and services. * We believe these expenditures are necessary to remain competitive, to assure that our products and services comply with industry standards and to offer new products and services to our customers.

     Sales and Marketing. To date, our sales and marketing expense has consisted of the costs of marketing our video-on-demand products and services to network operators and their customers. It also includes costs related to business development and marketing personnel, travel expenses, trade shows, consulting fees and promotional costs. We expect that direct marketing costs will not represent a significant component of total sales and marketing expense, as most network operators will take responsibility for marketing video-on-demand services to their subscribers. * To the extent we provide these services, they will likely be performed under individual service agreements with the network operators and, accordingly, the related expenses will fluctuate with revenues. Our future sales and marketing costs will consist primarily of market development and product management expenses. *

     General and Administrative. General and administrative expense consists primarily of salaries and related expenses of management and administrative personnel, professional fees and general corporate and administrative expenses. In addition, general and administrative expense includes costs associated with the development, support and growth of our management information system infrastructure. We expect that general and administrative expense will continue to represent a significant component of our total operating expenses in order to support the expansion of our business activities. *

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, including our video-on-demand hardware. Generally, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Historically, depreciation expense has been a significant component of our operating expenses. This resulted from the significant investment in capital equipment necessary to deploy our end-to-end video-on-demand service. We expect depreciation expense to decrease as a component of operating expense in the future as network operators purchase the various video-on-demand hardware components directly from us. *

     Warrant Expense. Warrant expense represents the cost of the warrants issued to customers and to strategic business partners based on their estimated fair value, as determined using the Black-Scholes option pricing model, at the earlier of the grant date or the date it becomes probable that the warrants will be earned.

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

Results of Operations

Comparison of Years Ended June 30, 2001, 2000, and 1999

     Revenues

     Total revenues were $18.5 million for the fiscal year ended June 30, 2001 (fiscal 2001), $2.0 million for the fiscal year ended June 30, 2000 (fiscal
2000) and $293,000 for the fiscal year ended June 30, 1999 (fiscal 1999).

     Product Revenues. Product revenue was $11.2 million for fiscal 2001 and $1.4 million for fiscal 2000. Since we did not begin selling our video-on-demand hardware products until fiscal 2000, we did not record product revenue for fiscal 1999. The increase in product revenue from fiscal 2000 to fiscal 2001 is a result of a significant increase in the number of system deployments, which occurred primarily during the third and fourth quarters of fiscal 2001.

     License Revenues. License revenue was $4.9 million for fiscal 2001 and $46,000 for fiscal 2000. Since we did not begin licensing our video-on-demand system software until fiscal 2000, we did not record license revenues for fiscal 1999. License revenue is the fee for our system manager software and navigator application. The increase in license revenue from fiscal 2000 to fiscal 2001 is a result of a significant increase in the number of system deployments during the third and fourth quarters of fiscal 2001.

     Service Revenues. Service revenue was $2.4 million for fiscal 2001, $531,000 for fiscal 2000 and $293,000 for fiscal 1999. The increase in service revenue from fiscal 2000 to fiscal 2001 was primarily due to the recognition of revenue resulting from an adaptive engineering agreement with a network operator and an increase in video-on-demand subscribers under revenue sharing arrangements.

     Operating Expenses

     Cost of Product Revenues. Cost of product revenues was $18.7 million for fiscal 2001 and $4.2 million for fiscal 2000. We did not record cost of product revenues for fiscal 1999. The increase in the cost of revenue from fiscal 2000 to fiscal 2001 resulted from the increased sales volume of our video-on-demand products. Included in our cost of product revenues for fiscal 2001 was a charge for excess and obsolete inventory of $3.6 million. Included in our cost of product revenues for fiscal 2000 was an inventory write-down of $2.6 million related to our first generation video-on-demand hardware.

     Cost of Service Revenues. Cost of service revenues was $5.4 million for fiscal 2001, $4.3 million for fiscal 2000 and $8.2 million for fiscal 1999. The increase in cost of service revenues from fiscal 2000 to fiscal 2001 was primarily attributable to an increase in the number of commercially deployed subscribers and in the acquisition of new titles in our content library. The decrease from fiscal 1999 to fiscal 2000 was attributable to reduced labor and personnel costs and other related program production service costs. In addition, we had reduced the number of trailers, previews, promotions, and other encoding related costs, which resulted in a reduction of overall expenditures in this area during fiscal 2000.

     Operations. Operations expense was $5.6 million for fiscal 2001, $6.7 million for fiscal 2000 and $8.2 million for fiscal 1999. The decrease in operations expense from fiscal 2000 to fiscal 2001 was due primarily to the allocation of certain costs related to the manufacturing of our video-on-demand hardware products to cost of product revenues. The decrease in operations expense from fiscal 1999 to fiscal 2000 was the result of our decision to discontinue the manufacture of our own proprietary set-top box in the third quarter of fiscal 1999. As a result of that decision, our manufacturing operations expense was lower in fiscal 2000.

     Engineering and Development. Engineering and development expense was $31.4 million for fiscal 2001, $27.1 million for fiscal 2000 and $24.3 million for fiscal 1999. The increase in engineering and development expense from fiscal 2000 to fiscal 2001 was primarily attributable to charges for obsolete engineering and development assets of approximately $3.6 million related to our VOD products and $2.7 million related to our interactive program guide technology. Also included in engineering and development expense for fiscal 2001 is $678,000 in charges related to the shutdown of development activities related to the Company's interactive program guide. The increase in engineering and development expense from fiscal 1999 to fiscal 2000 was attributable to the hiring of additional engineering and development personnel and outside consultants and other engineering expenses in connection with the further development and enhancement of our video-on-demand technology. In addition, the increase during this period included expenditures for the development of new products and services such as our interactive program guide technology and integration activities related to digital broadcast platforms and middleware applications required for deployment by network operators.

     Sales and Marketing. Sales and marketing expense was $6.8 million for fiscal 2001, $8.2 million for fiscal 2000 and $5.7 million for fiscal 1999. The decrease in sales and marketing expense from fiscal 2000 to fiscal 2001 was primarily due to a decrease in marketing and promotional activities. The primary items contributing to the increase from fiscal 1999 to fiscal 2000 were promotional expenditures in connection with our commercial deployments, continued business development activities and product management costs.

     General and Administrative. General and administrative expense was $24.2 million for fiscal 2001, $21.4 million for fiscal 2000 and $15.8 million for fiscal 1999. The increase in general and administrative expense from fiscal 2000 to fiscal 2001 was primarily due to an increase in legal costs attributable to the Company's interactive program guide and video-on demand intellectual property, along with an increase in legal costs and other professional services associated with filing the Company's S-1 registration statement and debt restructuring activities. Also contributing to the increase during this period were costs related to personnel expenses such as recruitment and benefits. General and administrative expense increased from fiscal 1999 to fiscal 2000 as a direct result of the growth in all phases of our operations. The increase during this period included increased rent expense due to the relocation of our corporate headquarters to a new facility in September 1999, and increased international business development expense, including the operations of an office in the United Kingdom.

     Depreciation and Amortization. Depreciation and amortization expense was $5.9 million for fiscal 2001, $6.8 million for fiscal 2000 and $19.3 million for fiscal 1999. The decrease in depreciation and amortization expense from fiscal 2000 to fiscal 2001 is attributable to an increase in fully depreciated assets and lower capital expenditures for property and equipment. The decrease from fiscal 1999 to fiscal 2000 is primarily the result of approximately $9.1 million in write-downs recorded in the quarter ended June 30, 1999 related to older, prototype video-on-demand hardware. In addition, approximately $2.7 million of previously capitalized equipment was transferred to inventory during this period.

     Warrant Expense. Warrant expense was $782,000 for fiscal 2001 and $2.1 million for fiscal 2000. There were no similar warrant expenditures in fiscal 1999. Warrant expense relates to the costs associated with warrants issued to customers and strategic business partners. Charges for fiscal 2001, fiscal 2000 and future periods depend, in part, on the achievement of specified performance milestones by such customers and partners.

     Amortization of Deferred Stock Compensation. Amortization of deferred compensation expense was $3.8 million in fiscal 2001, $2.6 million in fiscal 2000 and $738,000 in fiscal 1999. The increase in deferred compensation expense between fiscal 1999, fiscal 2000 and fiscal 2001 is related to increased stock options granted to employees and consultants and an increase in the estimate of the fair value of our common stock for accounting purposes over the option exercise price at the date of the grant. We expect to continue to grant options to employees, which may result in an increase in deferred stock-based compensation that will be amortized over the applicable vesting periods of the options.

     Other Income and Expenses. Interest income was $3.6 million for fiscal 2001, $6.1 million for fiscal 2000 and $8.6 million for fiscal 1999. The decrease in interest income between fiscal 1999, fiscal 2000 and fiscal 2001 is the result of a decrease in cash and cash equivalent balances which were invested in short-term interest bearing accounts and a decrease in short-term investments. Gain on sale of investments was $24.4 million for fiscal 2001, and is attributable to the sale of shares of PMC-Sierra, Inc. common stock that we previously had acquired. Interest expense was $39.4 million, $39.0 million and $34.0 million for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Included in interest expense for fiscal 2001 is a gain on the revaluation of redeemable put warrants of $4.7 million due to a lower estimated fair market value of our common stock.

Provision for Income Taxes

     We have not provided for or paid federal income taxes due to our net losses. As of June 30, 2001, we had net operating loss carryforwards of approximately $267.5 million to offset future income subject to federal income taxes and $115.2 million available to offset future California taxable income. As of June 30, 2001, we also had net operating loss carryforwards in various other states. The extent to which such loss carryforwards can be used to offset future taxable income may be limited because of ownership changes pursuant to
Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     From our inception through June 30, 2001, we have financed our operations primarily through the gross proceeds of private placements totaling approximately $108.3 million of equity and $250.0 million of high yield debt securities, net of repayments. As of June 30, 2001, we had cash and cash equivalents and short-term investments totaling $33.3 million.

     Net cash used in our operating activities was $83.2 for fiscal 2001, $58.2 million for fiscal 2000 and $53.6 million for fiscal 1999. The net cash used in operations during these periods was primarily due to net losses (adjusted for depreciation and amortization expense, amortization of issuance costs and the discount accretion on notes payable and amortization of deferred stock compensation and warrant expense). In addition, in fiscal 2001 operating cash was affected by inventory purchases, increased accounts receivable and gain on sale of investments. Net cash used for investing activities was primarily attributable to net activity in short-term and other investments and acquisitions of property and equipment of $5.7 million for fiscal 2001, $8.0 million for fiscal 2000 and $13.5 million for fiscal 1999. Property and equipment in fiscal 2000 and fiscal 1999 consisted primarily of video-on-demand hardware and general capital equipment associated with our growth. This equipment was retired in fiscal

2001. During fiscal 2001, we took several actions to address our declining cash position, including a 15% headcount reduction in our workforce in March 2001 and the shutdown of development activities related to our interactive program guide technology in June 2001. We are contemplating additional measures to reduce our operating expenses and working capital requirements on a going forward basis; however, there can be no assurance that such actions can be implemented or, if implemented, will be successful.

     Net cash provided by financing activities for fiscal 2001 was $5.0 million consisting primarily of funds raised by issuing preferred stock to Charter Communications. For fiscal 2000, net cash provided by financing activities was $28.1 million consisting primarily of $27.0 million raised by issuing preferred stock to General Instrument (subsequently acquired by Motorola), Open TV, ntl, Liberate and Starz Encore. For fiscal 1999 net cash provided by financing activities was $291,000, primarily reflecting stock option exercises. On February 19, 1998, we received $250.0 million in gross proceeds from an offering of 463,000 units consisting of senior discount notes with an aggregate principal amount at maturity of $463.0 million and warrants to purchase an aggregate of 2,778,000 shares of common stock. The net proceeds from the offering of the notes were approximately $199.9 million, after deducting placement fees and other offering costs, the extinguishment of all the subordinated discount notes issued in a previous offering and a premium paid in connection with the early extinguishment of these notes. In connection with the offering, we allocated approximately $18.1 million of the proceeds to the warrants.

     The notes are senior unsecured indebtedness, and rank pari passu with our unsubordinated unsecured indebtedness. The notes will be senior to subordinated indebtedness, but effectively will be subordinated to any future secured indebtedness at least to the extent of the collateral of such indebtedness.

     The indenture governing our senior discount notes imposes operating and financial restrictions on our subsidiaries and us. These restrictions in certain cases significantly limit or prohibit our ability directly and through our subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make investments, make dividend payments and other distributions on capital stock and redeem capital stock. These covenants have limited our ability to perform certain activities in the past and may limit our ability to finance our operations or engage in other business activities that may be in our best interest in the future.

     The senior discount notes were sold at a significant discount, and must be repaid at maturity on March 1, 2008. Commencing September 1, 2003, we will be required to make semi-annual interest payments of $29.2 million. There are no principal payments due on the senior discount notes prior to maturity on March 1, 2008. We have had a number of discussions with a committee of holders of our senior discount notes, which committee represents over 50% of the outstanding senior discount notes, and with their financial and legal advisors. To date these discussions have focused on a restructuring of our senior discount notes and our future funding requirements. We have also approached several other potential strategic and financial partners about raising additional capital to fund our operations. There can be no assurance that such discussions will result in a restructure of our outstanding indebtedness or any additional funding commitment.

     We expect to require significant working capital and incur significant operating expenses in the future. * Working capital requirements include inventory expenditures for our video-on-demand products and general capital expenditures associated with our anticipated growth. Our working capital needs will, in part, be determined by the rate at which network operators purchase and introduce our video-on-demand products and services. In addition to working capital, we intend to make significant expenditures for continued development and enhancement of our video-on-demand technology, development of new services and other expenses associated with the delivery of our video-on-demand products and services. * Our actual cash requirements may vary from expectations and will depend on numerous factors and conditions, many of which are outside of our control.

     We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through March 31, 2002. * Thereafter, we will need to raise additional funds through debt or equity financing, selling assets, or entering into strategic relationships, and there can be no assurance that we will be able to perform any of the foregoing on favorable terms, or at all. * We may also need to raise additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Although we are currently pursuing initiatives to raise additional funds, we have no present commitments or arrangements assuring us of any additional capital and there can be no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address our ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve sufficient cash flow to service our indebtedness, including, potentially, ceasing certain or all of our operations. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted.

Recent Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (Statement) No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 has not had a material impact on the Company's consolidated results of operations or financial position.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

     As of the date of adoption, the Company does not expect to have any unamortized goodwill in the balance sheet nor does it expect the adoption of Statements 141 and 142 to have a material impact on its financial position or results of operations.

Factors Affecting Operating Results

Our ability to continue as a "going concern" is uncertain

     Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent accountants' report on our financial statements as of and for the fiscal year ended June 30, 2001, included herein, includes an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholders' deficits, that raise substantial doubt about our ability to continue as a going concern. Investors in our securities should review carefully the report of KPMG, LLP. We expect our losses and negative cash flow to continue at least into calendar 2003, which will require us to obtain additional capital. It is uncertain whether we will be able to such obtain additional capital on acceptable terms, or at all. Further, if future financing requirements are satisfied through the issuance of equity or debt securities, investors may experience significant dilution in terms of their percentage interest in DIVA. Commencing on September 1, 2003, we will be required to make cash interest payments on our outstanding senior notes. In addition, we believe our cash, cash equivalents and short-term investments will only be sufficient to satisfy our cash requirements through March 31, 2002. * In the event that we are unable to successfully commercially deploy our video-on-demand products and services and implement our business strategy, obtain additional capital or generate sufficient operating cash flows to fund our working capital needs and make interest payments on our outstanding debt, we may be unable to continue as a going concern.

If we do not obtain additional funds in the near future, we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

     We will require additional funds in order to continue the development, sale, licensing and provisioning of our video-on-demand products and services and, commencing on September 1, 2003, to make cash interest payments on our indebtedness. We have made and expect to continue to make significant investments in working capital in order to fund development activities, sell our video-on-demand products and services and fund operations. We expect to continue to incur significant operating losses and expect that our operating cash flow will be negative for at least into calendar 2003. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through March 31, 2002. * Thereafter, we will need to raise additional funds through debt or equity financing, selling assets, or entering into strategic relationships, and there can be no assurance that we will be able to perform any of the foregoing on favorable terms, or at all. * We may also need to raise additional funds in order to respond to unforeseen technological or marketing challenges or to take advantage of unanticipated opportunities. In addition to our recent discussions with a committee of holders of our senior discount notes, we have also approached several potential strategic and financial partners about raising additional capital to fund our operations. We currently have no commitments or arrangements assuring us of any additional funds and there can be no assurance that we will be able to obtain additional capital on acceptable terms, or at all. * Failure to successfully address our ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve sufficient cash flow to service our indebtedness, including, potentially, ceasing certain or all of our operations. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted.


We will require a significant amount of cash to service our indebtedness, and our ability to generate cash depends on many factors beyond our control

     We expect to continue to generate substantial net losses and negative cash flow for the next few years. We may be unable to achieve a level of cash flow from operations sufficient to permit us to pay the principal and interest on our current indebtedness and any additional indebtedness we may incur. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008. Commencing September 1, 2003, we will be required to make semi-annual interest payments of $29.2 million. Our ability to make scheduled debt service payments will depend upon our ability to achieve significant and sustained growth in our cash generated from operations and to complete necessary additional financing.

     If we are unable to generate sufficient cash from operations to service our indebtedness, we will be required to restructure or refinance such indebtedness or raise additional capital through additional debt or equity financing, selling assets, or entering into strategic relationships. There can be no assurance that we will be able to perform any of the foregoing on favorable terms, or at all. In the event that we are unable to restructure or refinance our indebtedness or obtain additional capital, we will be required to take actions that will harm our business, including, potentially, ceasing certain or all of our operations. We have had a number of discussions with a committee of holders of our senior discount notes, which committee represents over 50% of our outstanding senior discount notes, and their financial and legal advisors. To date, these discussions have focused on a restructuring of our senior discount notes and our future funding requirements. There can be no assurance that such discussions will result in a restructuring of our outstanding indebtedness or any additional funding commitment. We have also approached several other potential strategic and financial partners about raising capital to fund our operations. There can be no assurance that these potential investors will provide any additional funding. We may not be able to effect any new financing strategy or funding commitments on satisfactory terms, if at all. If we fail to satisfy our obligations with respect to our indebtedness, this could result in a default under the indenture governing our senior discount notes. In the event of a default, the holders of indebtedness would have enforcement rights, including the right to accelerate the debt and the right to commence an involuntary bankruptcy proceeding against us. Absent successful commercial deployments of our interactive products and services, ongoing technical development and enhancement of our solution and significant growth of our cash flow or other successful attempts to raise cash such as the sale of assets or equity or debt financing, we would not be able to service our indebtedness.

Our leverage is substantial and will increase, making it more difficult to respond to changing business conditions

     We are highly leveraged. As of June 30, 2001 we had senior discount notes payable of approximately $355.5 million. The senior discount notes accrete at the rate of 12 5/8% per annum, compounded semi-annually. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008 at the aggregate par value of $463.0 million. The degree to which we are leveraged could have important consequences to us and our investors, including, but not limited to, the following:

 .    our ability to obtain additional financing in the future for working capital, operating expenses in connection with system deployments, development and enhancement of our video-on-demand products and services, capital expenditures, acquisitions and other general corporate purposes may be materially limited or impaired;

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

Our indebtedness contains restrictive covenants that could significantly limit our ability to engage in business activities that may be in our best interest

     The indenture governing our senior discount notes imposes operating and financial restrictions on our subsidiaries and us. These restrictions in specified cases significantly limit or prohibit our ability to:

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

We are an early stage company with limited revenues and a history of losses, we expect to continue to incur substantial losses and negative cash flow and we may never achieve or sustain profitability

     We are an early stage company with limited commercial operating history. We have generated revenues of $20.8 million and have incurred net losses of $453.1 million from our inception through June 30, 2001. We expect to continue to incur substantial losses and experience substantial negative cash flow for at least the next few years as we continue to develop our operations capability and sell and license our video-on-demand products and services. We do not expect to generate substantial revenues unless and until our video-on-demand products and services are deployed at a significant number of additional cable systems and a significant number of viewers access our video-on-demand and other interactive services enabled by our technology. If we do not achieve and sustain profitability in the future, we may be unable to continue our operations.

     Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Our future success depends on a number of factors, including the following:

 .    the extent to which cable operators deploy digital set-top boxes;

 .    our ability to enter into agreements for the sale and license of our video-on-demand products and services to cable operators;

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

 .    our ability to operate existing contracted video-on-demand deployments with acceptable system performance and viewer acceptance; and

 .    our ability to outsource, on favorable economic terms, certain hardware and service components to third parties, some of whom may be competitors, so that we can continue to provide our video-on-demand solution.

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

We expect our financial results to fluctuate significantly because we depend on a small number of relatively large orders and other factors

     Our quarterly operating results will fluctuate significantly in the future as a result of a variety of factors, either alone or in combination. In the short term, we expect our quarterly revenues to be significantly dependent on a small number of relatively large orders for our products and services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. Factors that will affect our quarterly results, many of which are outside our control, include:

 .    the timing of deployments by network operators of our video-on-demand products and services;

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

If the existing commercial deployments of our video-on-demand service with network operators are not expanded, our results of operations and our reputation will suffer

     Our existing deployments with Charter and AT&T currently serve a small percentage of each company's basic subscriber base. These network operators may not continue these deployments beyond the terms of our existing agreements, and they may choose not to broadly deploy our video-on-demand solution in existing or additional cable systems. In the past, we had limited scope video-on-demand trials with other network operators that did not result in broad deployments. If we are unable to add a substantial number of cable systems to the existing contracts with the network operators currently deploying our products and services, and if video-on-demand is not broadly deployed in each cable system under contract, our results of operations will suffer. In addition, our reputation and our ability to enter into agreements with other network operators could be impaired.

Our products and services will not achieve widespread adoption unless network operators deploy digital set-top boxes and roll out and market video-on-demand service to subscribers, all of which are beyond our control

     Our ability to achieve widespread adoption of our video-on-demand products and services depends on a number of other factors, many of which are beyond our control, including:

 .    the rate at which network operators upgrade deploy digital set-top boxes;

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

 .    the quality of customer and technical support provided by us, network operators, and by other third parties whose products are integrated with ours; and

 .    the availability and quality of content delivered to subscribers through a video-on-demand service.

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

 .    companies that enable the viewer to store and access content on an
     "on-demand" basis, including providers of personal video recorders, such as TiVo, UtlimateTV and Replay TV, and companies that rent and sell videotapes.

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

If we are unable to adequately protect or enforce our intellectual property rights, we could suffer competitively, incur costly litigation expenses or lose valuable assets

     Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements. We have been awarded patents and have filed applications and intend to file additional applications for patents covering various aspects of our video-on-demand products and services. Any patents issued may be challenged, invalidated or circumvented, and the rights granted under any patents might not provide proprietary protection to us. We may not be successful in maintaining these proprietary rights, and our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technologies. To the extent we integrate our products with those of third parties, including competitors, we may be required to disclose or license intellectual property to those companies, and these companies could appropriate our technology or otherwise improperly exploit the information gained through this integration. If we believe third parties are infringing our intellectual property, we may be forced to expend significant resources enforcing our rights or suffer competitive injury.

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

     Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products and services in the United States and internationally and could result in an award of substantial damages. In the event of a successful claim of infringement, our customers and we may be required to obtain one or more licenses from third parties, which may not be available at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation regardless of the merits of such claims, and damages, license fees, royalty payments and restrictions on our ability to provide our video-on-demand products or services, any of which could harm our business.

We rely on several sole or limited source suppliers and manufacturers, and our production will be seriously harmed if these suppliers and manufacturers are not able to meet our demand and alternative sources are not available

     We subcontract manufacturing of our hardware to a single contract manufacturer. We do not have a contract with this manufacturer and operate on a purchase order basis. Because of the complexity of our hardware components, manufacturing and quality control are time-consuming processes. Our contract manufacturer may be unable to meet our requirements in a timely and satisfactory manner, and we may be unable to find or maintain a suitable relationship with alternate qualified manufacturers. Our reliance on a third-party manufacturer involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. In the event we are unable to obtain such manufacturing on commercially reasonable terms, our production would be seriously harmed.

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

We intend to expand our video-on-demand products and services internationally and these efforts may not be successful in generating revenues sufficient to offset the associated expense

     International deployments may require adaptation of our products to perform on technical platforms that may differ depending on the country in which our interactive products and services are deployed. We expect to expend significant financial, operational and managerial resources to do so. If our revenues from international operations do not meet our expectations, our operating results will be adversely affected. We face risks inherent in conducting business internationally, including:

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

Insiders have significant influence over our efforts

     Our major stockholders and directors, together with entities affiliated with them, own approximately 74% of our outstanding Common Stock (assuming conversion of all outstanding Preferred Stock into Common Stock) at June 30, 2001. Accordingly, these stockholders have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of DIVA.

Forward-Looking Statements

     The statements contained in the "Factors Affecting Operating Results" section that are not historical facts are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, including statements regarding market opportunity, deployment plans, market acceptance, our business models, capital requirements, anticipated net losses and negative cash flow, revenue growth, anticipated operating expenditures and product development plans are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, those discussed in this "Factors Affecting Operating Results" section, which could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosures

     The following discussion about our market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

     We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.*

     Our short-term investments have generally been available-for-sale. Gross unrealized gains and losses were not significant as of June 30, 2001.

     The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio (in thousands, except average yields) at June 30, 2001.

                                               Carrying            Average
                                                Amount               Yield
                                              ----------           --------
U.S. government obligations                   $   12,797             4.05%
Commercial paper                                   1,047             4.25%
Certificates of deposits                           2,172             3.44%
Money market instruments                           3,131             3.08%
Auction rate preferred stock certificates         14,168             4.47%
                                              ----------

                  Total                           33,315


Included in cash and cash equivalents             19,146
Included in short-term investments                14,169
                                              ----------

                                              ==========
                  Total                       $   33,315
                                              ==========


     Foreign Currency Risks

     We believe that our exposure to currency exchange fluctuation risk is insignificant because our transactions with international vendors are generally denominated in U.S. dollars, which is considered to be the functional currency for our company and subsidiaries. The currency exchange impact on intercompany transactions for fiscal 2001 was $224,000.

Item 8.  Financial Statements and Supplementary Data

                                                                    Page

Independent Auditors' Report....................................     32

Consolidate Balance Sheets .....................................     33

Consolidated Statement of Operations ...........................     34

Consolidated Statement of Stockholders' Deficit ................     35

Consolidated Statement of Cash Flows ...........................     36

Notes to Consolidated Statement Financial Statements ...........     37

                          Independent Auditors' Report

The Board of Directors
DIVA Systems Corporation:

     We have audited the accompanying consolidated balance sheets of DIVA Systems Corporation and subsidiaries (the Company) as of June 30, 2000 and
2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DIVA Systems Corporation as of June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and believes it will not be able to fund its operations beyond March 31, 2002 based on existing cash, cash equivalents and short term investments. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Mountain View, California
July 27, 2001

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                          June 30,
                                                                                  -----------------------
                                     Assets                                          2000         2001
                                                                                  ----------   ----------
Current assets:
    Cash and cash equivalents                                                     $  66,253    $  19,146
    Short-term investments                                                           26,429       14,169
    Accounts receivable                                                                 264       15,090
    Inventory                                                                         3,143       15,947
    Prepaid expenses and other current assets                                         3,520          775
                                                                                  ---------    ---------

          Total current assets                                                       99,609       65,127

Property and equipment, net                                                          12,648       12,433
Debt issuance costs, net                                                              6,500        4,652
Deposits and other assets                                                               596          597
Intangible assets, net                                                                  134           --
                                                                                  ---------    ---------

       Total assets                                                               $ 119,487    $  82,809
                                                                                  =========    =========

       Liabilities, Redeemable Warrants, and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                              $   5,121    $  14,440
    Other current liabilities                                                         4,441        5,127
    Deferred revenue                                                                  1,015        2,126
    Current portion of capital lease obligation                                         676          738
                                                                                  ---------    ---------
      Total current liabilities                                                      11,253       22,431

Notes payable                                                                       312,815      355,517
Redeemable put warrants                                                              11,989        7,326
Long-term portion of lease payable                                                    1,029          292
Deferred rent                                                                           780          892
                                                                                  ---------    ---------
           Total liabilities                                                        337,866      386,458
                                                                                  ---------    ---------
Redeemable warrants                                                                   7,007        5,364
                                                                                  ---------    ---------

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; 80,000,000 shares authorized in 2000 and 2001, respectively; 24,495,463, and 25,120,851 shares issued and outstanding as of June 30, 2000, and 2001, respectively; (liquidation preference of $125,567 and $130,636
     as of June 30, 2000 and 2001, respectively)                                         24           25
Common stock, $0.001 par value; 165,000,000 shares authorized in 2000 and 2001, respectively; 18,615,618 and 19,086,839
     shares issued and outstanding as of June 30, 2000 and 2001,
     respectively                                                                        19           19
 Additional paid-in capital                                                         138,211      147,682
 Deferred compensation                                                               (5,954)      (3,592)
 Accumulated deficit                                                               (357,686)    (453,147)
                                                                                  ---------    ---------

              Total stockholders' deficit                                          (225,386)    (309,013)
                                                                                  ---------    ---------
          Total liabilities, redeemable warrants, and stockholders' deficit       $ 119,487    $  82,809
                                                                                  =========    =========

     See accompanying notes to consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                                      Years ended June 30,
                                                      ------------------------------------------------------
                                                           1999                2000               2001
                                                     ----------------   -----------------   ----------------
Revenue:
   Product                                            $             --   $           1,380   $        11,173
   License                                                          --                  46             4,917
   Service                                                         293                 531             2,391
                                                      ----------------   -----------------   ---------------

         Total revenues                                            293               1,957            18,481

Cost of revenues:
   Cost of product revenue                                          --               4,224            18,656
   Cost of service revenue                                       8,159               4,300             5,383
                                                      ----------------   -----------------   ---------------

         Total cost of revenues                                  8,159               8,524            24,039
                                                      ----------------   -----------------   ---------------

Negative gross margin                                            7,866               6,567             5,558
                                                      ----------------   -----------------   ---------------
Operating expenses:
   Operations                                                    8,162               6,684            5,614
   Engineering and development                                  24,321              27,080           31,444
   Sales and marketing                                           5,707               8,159            6,784
   General and administrative                                   15,843              21,380           24,243
   Depreciation and amortization                                19,305               6,826            5,886
   Warrant expense                                                  --               2,075              782
   Amortization of stock compensation                              738               2,583            3,776
                                                      ----------------   -----------------   --------------

         Total operating expenses                               74,076              74,787           78,529
                                                      ----------------   -----------------   --------------

         Operating loss                                         81,942              81,354           84,087
                                                      ----------------   -----------------   --------------
Other (income) expense, net:

   Interest income                                              (8,645)             (6,057)          (3,618)
   Gain on sale of investments                                      --                  --          (24,421)
   Interest expense                                             33,967              39,016           39,413
                                                      ----------------   -----------------   --------------
         Total other expense, net                               25,322              32,959           11,374
                                                      ----------------   -----------------   --------------
         Net loss                                              107,264             114,313           95,461

Accretion/(Decrement)  of redeemable warrants
and issuance of redeemable put warrants                            969              16,888           (1,642)
                                                      ----------------   -----------------   --------------
         Net loss attributable to
           common stockholders                        $        108,233         $  131,201    $       93,819
                                                      ================   ================    ==============

Basic and diluted net loss per share:                 $           6.31   $           7.29    $         4.96
                                                      ================   ================    ==============

Shares used in per share computation                            17,147             17,987            18,886
                                                      ================   ================    ==============

See accompanying notes to the consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                        (in thousands, except share data)

                                                                                                                          Additional
                                                                               Preferred stock          Common stock        paid-in
                                                                           ---------------------------------------------
                                                                              Shares      Amount     Shares      Amount     capital
                                                                           ------------  -------  ------------  --------  ----------
Balances as of June 30, 1998                                                21,372,287       21    17,200,178      17       115,759



Accretion of redeemable warrants                                                    --       --            --      --          (969)
Deferred compensation expense on stock option issuances                             --       --            --      --         1,986
Amortization of deferred compensation expense                                       --       --            --      --            --
Exercise of common stock options                                                    --       --       278,120      --           305
Issuance of common stock in June 1999 at $3.35 per share as
  compensation for services                                                         --       --        30,650      --           103
Repurchase of common stock                                                          --       --       (45,374)     --           (20)
Exercise of Series AA preferred stock options                                   17,996       --            --      --             6
Net loss                                                                            --       --            --      --            --

                                                                            ----------     ----    ----------    ----     ---------
Balances as of June 30, 1999                                                21,390,283       21    17,463,574      17       117,170



Accretion of redeemable warrants                                                    --       --            --      --        (4,899)
Issuance of put warrants associated with the 1996 notes                             --       --            --      --       (11,989)
Deferred compensation expense on stock option issuances                             --       --            --      --         7,289
Amortization of deferred compensation expense                                       --       --            --      --            --
Exercise of common stock options                                                    --       --     1,171,215       2         1,562
Sales of Series E, F and G preferred stock in December, April and May
2000 at $9.00 per share, net of issuance costs                               3,000,002        3            --      --        26,997
Repurchase of common stock                                                         (57)      --       (19,171)     --           (12)
Exercise of Series AA preferred stock options                                  105,235       --            --      --            18
Issuance of warrants                                                                --       --            --      --         2,075
Net loss                                                                            --       --            --      --            --

                                                                            ----------     ----    ----------    ----     ---------
Balances as of June 30, 2000                                                24,495,463     $ 24    18,615,618    $ 19     $ 138,211



Accretion of redeemable warrants                                                    --       --            --      --         1,642
Deferred compensation expense on stock option issuances                             --       --            --      --         1,414
Amortization of deferred compensation expense                                       --       --            --      --            --
Exercise of common stock options                                                    --       --       471,221      --           575
Sales of Series F in September 2001 at $9.00 per share, net of
  issuance costs                                                               555,556        1            --      --         4,999
Exercise of Series AA preferred stock options                                    1,840       --            --      --             1
Exercise of Series B preferred stock options                                    67,992       --            --      --            58
Issuance of warrants                                                                --       --            --      --           782
Net loss                                                                            --       --            --      --            --

                                                                            ----------     ----    ----------    ----     ---------
Balances as of June 30, 2001                                                25,120,851     $ 25    19,086,839    $ 19     $ 147,682
                                                                            ==========     ====    ==========    ====     =========

                                                                                                                 Total
                                                                               Deferred      Accumulated     stockholders'

                                                                             compensation      deficit          deficit
                                                                            -----------------------------------------------
Balances as of June 30, 1998                                                           --       (136,109)         (20,312)



Accretion of redeemable warrants                                                      --             --             (969)
Deferred compensation expense on stock option issuances                           (1,986)            --               --
Amortization of deferred compensation expense                                        738             --              738
Exercise of common stock options                                                      --             --              305
Issuance of common stock in June 1999 at $3.35 per share as
  compensation for services                                                           --             --              103
Repurchase of common stock                                                            --             --              (20)
Exercise of Series AA preferred stock options                                         --             --                6
Net loss                                                                              --       (107,264)        (107,264)

                                                                              ----------     ----------       ----------
Balances as of June 30, 1999                                                      (1,248)      (243,373)        (127,413)



Accretion of redeemable warrants                                                      --             --           (4,899)
Issuance of put warrants associated with the 1996 notes                               --             --          (11,989)
Deferred compensation expense on stock option issuances                           (7,289)            --               --
Amortization of deferred compensation expense                                      2,583             --            2,583
Exercise of common stock options                                                      --             --            1,564
Sales of Series E, F and G preferred stock in December, April and May
2000 at $9.00 per share, net of issuance costs                                        --             --           27,000
Repurchase of common stock                                                            --             --              (12)
Exercise of Series AA preferred stock options                                         --             --               18
Issuance of warrants                                                                  --             --            2,075
Net loss                                                                              --       (114,313)        (114,313)

                                                                              ----------     ----------       ----------
Balances as of June 30, 2000                                                  $   (5,954)    $ (357,686)      $ (225,386)



Accretion of redeemable warrants                                                      --             --            1,642
Deferred compensation expense on stock option issuances                           (1,414)            --               --
Amortization of deferred compensation expense                                      3,776             --            3,776
Exercise of common stock options                                                      --             --              575
Sales of Series F in September 2001 at $9.00 per share, net of
  issuance costs                                                                      --             --            5,000
Exercise of Series AA preferred stock options                                         --             --                1
Exercise of Series B preferred stock options                                          --             --               58
Issuance of warrants                                                                  --             --              782
Net loss                                                                              --        (95,461)         (95,461)

                                                                              ----------     ----------       ----------
Balances as of June 30, 2001                                                  $   (3,592)    $ (453,147)      $ (309,013)
                                                                              ==========     ==========       ==========


See accompanying notes to consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        (in thousands, except share data)

                                                                                                     Years ended June 30,
                                                                                        --------------------------------------------
                                                                                           1999             2000            2001
                                                                                        ------------     ------------    -----------
Cash flows from operating activities
   Net loss                                                                               $(107,264)      $(114,313)      $ (95,461)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                                        19,305           6,826           5,886
        Loss on disposition of property and equipment                                         1,264            --              --
        Inventory write down                                                                   --             2,626           3,887
        Amortization of debt issuance costs and
          accretion of discount on notes payable                                             33,943          38,902          39,887
        Issuance of stock for services                                                          103            --              --
        Amortization of deferred stock compensation                                             738           2,583           3,776
        Warrant expense                                                                        --             2,075             782
        Gain on sale of investments                                                            --              --           (24,421)
        Changes in operating assets and liabilities:
          Accounts receivable                                                                  --              (264)        (14,826)
          Inventory                                                                            --            (2,550)        (16,691)
          Other assets                                                                       (1,368)         (1,424)          2,745
          Accounts payable                                                                     (263)          2,337           9,319
          Other current liabilities                                                             (79)          3,220             686
          Deferred rent                                                                        --               780             112
          Deferred revenue                                                                     --             1,015           1,111
                                                                                          ---------       ---------       ---------

             Net cash used for operating activities                                         (53,621)        (58,187)        (83,208)
                                                                                          ---------       ---------       ---------

Cash flows from investing activities:
    Purchases of property and equipment                                                     (13,497)         (8,055)         (5,663)
    Proceeds from the sale of investments                                                      --              --            24,421
    Purchase of short-term investments                                                     (113,072)        (27,749)        (21,670)
    Proceeds from the sale of short-term investments                                        101,589          42,818          33,930
    Proceeds from the sale of assets                                                           --                69             125
                                                                                          ---------       ---------       ---------

             Net cash provided (used) by investing activities                               (24,980)          7,083          31,143
                                                                                          ---------       ---------       ---------

Cash flows from financing activities:
    Issuance of preferred stock, net                                                           --            27,000           5,000
    Exercise of stock options                                                                   311           1,582             633
    Repurchase of stock                                                                         (20)            (12)           --
    Payments on capital lease                                                                  --              (415)           (675)
    Payments on notes payable                                                                  --               (37)           --
                                                                                          ---------       ---------       ---------

             Net cash provided by financing activities                                          291          28,118           4,958
                                                                                          ---------       ---------       ---------

Net decrease in cash and cash equivalents                                                   (78,310)        (22,986)        (47,107)

Cash and cash equivalents at beginning of year                                              167,549          89,239          66,253
                                                                                          ---------       ---------       ---------

Cash and cash equivalents at end of year                                                  $  89,239       $  66,253       $  19,146
                                                                                          =========       =========       =========

Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:
      Issuance / revaluation of put warrants associated with the 1996 notes               $    --         $  11,989       $   4,663
                                                                                          =========       =========       =========
      Accretion / (decrement) of redeemable warrants                                      $     969       $   4,899       $  (1,642)
                                                                                          =========       =========       =========
      Deferred compensation associated with
        stock option activity                                                             $   1,986       $   7,289       $   1,414
                                                                                          =========       =========       =========
      Transfer of property and equipment to inventory                                     $   2,663       $     556       $    --
                                                                                          =========       =========       =========
      Equipment acquired under capital lease obligations                                  $    --         $   2,120       $    --
                                                                                          =========       =========       =========
    Interest paid                                                                         $       5       $     114       $     124
                                                                                          =========       =========       =========

See accompanying notes to consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

(1) Description of Business and Summary of Significant Accounting Policies


(a) Description of Business

    DIVA Systems Corporation (the Company) is a leading provider of interactive, video-on-demand products and services. The Company was incorporated on June 15, 1995.

    To date the Company has incurred significant operating losses and will require substantial additional funds in order to continue the development, sale, licensing and provisioning of its video-on-demand products and services. In addition, commencing on September 1, 2003, the Company is required to make cash interest payments on its indebtedness. The Company has made and expects to continue to make significant investments in working capital in order to fund development activities, sell its video-on-demand products and services and fund operations. The Company expects to continue to incur significant operating losses and expects that its operating cash flow will be negative for at least the next few years. The Company believes its cash, cash equivalents and short-term investments will be sufficient to fund its operations through March 31, 2002. Thereafter, the Company will need to raise additional funds to support its operations by raising debt or equity financing, selling assets, or entering into strategic relationships. The Company is currently engaged in discussions and activities to raise additional funds. However at the present time there are no commitments or arrangements assuring it of any future equity or debt financing.

    During fiscal 2001, the Company took several actions to address its declining cash position, including a 15% headcount reduction in its workforce in March 2001 and the shutdown of development activities related to its interactive program guide technology in June 2001. The Company is contemplating additional measures to reduce its operating expenses and working capital requirements on a going forward basis; however, there can be no assurance that such actions can be implemented or, if implemented, will be successful. In addition, the Company has had a number of discussions with a committee of holders of its senior discount notes, which committee represents over 50% of the outstanding senior discount notes, and their financial and legal advisors. To date, these discussions have focused on a restructuring of the Company's senior discount notes and its future funding requirements. There can be no assurance that such discussions will result in a restructuring of the Company's outstanding indebtedness or any additional funding commitment.

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

    Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2000 and 2001, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices,

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2001 and 2000

with unrealized gains and losses, net of related deferred income taxes, reported as a component of accumulated other comprehensive income in stockholders' equity.

    Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in the consolidated statement of operations. There have been no declines in value judged to be other than temporary through June 30, 2001. The cost of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

(d) Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions to reduce the carrying value of obsolete, slow moving and nonusable inventory to net realizable value are charged to either operations or cost of revenues.

(e) Property and Equipment

    Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the related lease term.

(f) Debt Issuance Costs

    Underwriting, legal and accounting fees associated with the issuance of the notes payable are being amortized to interest expense using the effective interest method over the term of the notes. Amortization expense in 1999, 2000, and 2001 was $1,409,000, $1,613,000, and $1,849,000, respectively.

(g) Impairment of Long-Lived Assets

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

(h) Stock-Based Compensation

    The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Deferred stock based compensation is amortized on an accelerated basis, in accordance with the provisions of the Financial Accounting Standard Board Interpretation No 28 (FIN 28) over the vesting period of the applicable options. The Company uses fair value to account for non-employee stock-based transactions.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

(i) Basic and Diluted Net Loss Per Share

    Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants (see Note 3) and the weighted-average number of outstanding shares of common stock. Potential common and preferred shares that could dilute earnings per share in future periods but which have been excluded from the determination of diluted net loss per share because the effect of such shares would have been anti-dilutive are as follows:

                                                         June 30,
                                     ------------------------------------------------
                                         1999               2000              2001
                                     ------------      -------------      -----------


    Common stock options .........      7,875,745          7,915,921        8,514,980
    Common stock warrants ........      4,862,800          6,196,067        6,195,068
    Preferred stock ..............     21,390,283         24,495,463       25,120,851
    Preferred stock options ......        243,592            102,016           43,468
    Preferred stock warrants .....      2,298,906          3,087,794        2,538,888


(j) Revenue Recognition

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

    The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) as amended by SAB 101A and 101B as of April 1, 2001, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenues and provides guidance for disclosure related to revenue recognition policies. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial position or its results of operations.

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

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

     All of the Company's installations since January, 2001 have been made under agreements whereby all hardware and software elements are delivered upon completion of installation and the training of cable network personnel. Accordingly, the Company has recognized product revenue and licensing revenue upon completion of the equipment installation at a customer's site, which includes completion of technical training, according to the residual method. Consequently, the fair value of the maintenance element, determined by the maintenance renewal fee, is deferred and amortized over the maintenance period, which is generally one year.

     The Company provides services on a fee-for service basis, whereby service revenue is recognized when the services are performed. If the services are provided on a revenue sharing basis, service revenue is recognized based on program purchases by subscribers.

     The Company provides limited warranty rights to its customers. Estimated warranty obligations are provided by charges to operations in the period in which the related revenue is recognized. To date, the estimated warranty obligations have not been considered significant.

(k)  Engineering and Development

     Engineering and development costs, including payments made in conjunction with research and development arrangements, are charged to operations as incurred.

(l)  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m)  Income Taxes

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

(n)  Fair Value of Financial Instruments

     The carrying amount of certain financial instruments, including cash, cash equivalents, and short-term investments, as well as accounts receivable, other current liabilities and obligations under capital leases, approximated fair values as of June 30, 2001, due to the relatively short maturity of these instruments. The Company's notes payable are held by a number of financial institutions and are not publicly traded. The Company estimates that the fair value of the notes payable as of June 30, 2001, based on limited dealer transactions, approximated $64.8 million.

(o)  Other Comprehensive Income

     The Company had no items of other comprehensive income in all periods presented.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001


(p)  Derivative Instruments and Hedging Activities

     On July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and 138. SAFS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized either as assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecast transaction, or (c) a hedge of a foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecast transaction. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recognized in the period of change in their fair value.

     The adoption of SFAS 133 has not had a material effect on the Company's consolidated financial position or results of operations.


(q)  Recent Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 has not had a material impact on the Company's consolidated results of operations or financial position.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company is required to adopt the provisions of Statement 141 and Statement 142 effective July 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

     As of the date of adoption, the Company does not expect to have any unamortized goodwill in the balance sheet nor does it expect the adoption of Statements 141 and 142 to have a material impact on its financial position or results of operations.

(2)  Financial Statement Details

(a)  Cash, Cash Equivalents and Short-Term Investments

     As of June 30, 2000 and 2001, the fair value of the securities was at gross amortized cost. The fair value of securities available for sale is as follows (in thousands):

                                                             June 30,
                                                       ------------------
                                                         2000       2001
                                                       -------    -------
     U.S. government obligations ....................  $27,019    $12,797
     Commercial paper ...............................   45,459      1,047
     Certificates of deposits .......................    2,079      2,172
     Money market instruments .......................    1,225      3,131
     Auction rate preferred stock certificates ......   16,900     14,168
                                                       -------    -------
          Total .....................................  $92,682    $33,315
                                                       =======    =======

     Included in cash and cash equivalents ..........  $66,253    $19,146
     Included in short-term investments .............   26,429     14,169
                                                       -------    -------
          Total .....................................  $92,682    $33,315
                                                       =======    =======


(b)  Inventories

     A summary of inventory is as follows (in thousands):

                                                             June 30,
                                                       ------------------
                                                          2000      2001
                                                       -------    -------
     Raw materials ..................................  $   911    $ 5,243
     Work-in-process ................................    2,232      3,743
     Finished goods .................................       --      6,961
                                                       -------    -------
          Total......................................  $ 3,143    $15,947
                                                       =======    =======

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

(c) Property and Equipment

    A summary of property and equipment is as follows (in thousands):


                                                                  June 30,
                                                            -------------------
                                                              2000        2001
                                                            -------     -------
     Furniture and fixtures ............................... $   817     $ 2,684
     Office equipment .....................................     819         404
     Servers and related hardware .........................  10,110       7,791
     Computer and other equipment .........................  16,564       7,767
     Leasehold improvements ...............................   4,147       3,198
     Construction-in-progress .............................     507       1,101
                                                            -------     -------
                                                             32,964      22,945
     Less accumulated depreciation and amortization .......  20,316      10,512
                                                            -------     -------
                                                            $12,648     $12,433
                                                            =======     =======


    Property and equipment includes $2,120 of fixed assets held under capital leases at both June 30, 2000 and 2001 respectively.

(d) Other Current Liabilities

    A summary of other current liabilities is as follows (in thousands):

                                                                   June 30,
                                                             -------------------
                                                              2000        2001
                                                             ------      ------
     Accrued compensation .................................  $1,989      $3,635
     Other accrued liabilities ............................   2,452       1,492
                                                             ------      ------
            Total .........................................  $4,441      $5,127
                                                             ======      ======

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

(3)  Notes Payable

     In May 1996, the Company completed a debt offering for $47,000,000 of subordinated discount notes (the "1996 Notes") due May 15, 2006. The 1996 Notes consisted of 47,000 units of one note and one warrant to purchase 40.4 shares of common stock at $0.005 per share (the 1996 Warrants). The 1996 Notes were subordinated to all existing and future indebtedness of the Company.

     Pursuant to a warrant agreement dated May 15, 1996 by and between the Company and the Bank of New York as the warrant agent, in the event that the Company did not complete an initial public offering prior to May 15, 2000, the Company was required to issue on May 15 (to registered warrant holders as of May 1, 2000) additional warrants exercisable in the aggregate into shares of the Company's common stock representing 5% of the outstanding common stock of the Company on a fully diluted basis, as defined in the warrant agreement.

     The Company believes that the warrant agreement provides that the number of additional warrants to be issued should be computed based on the Company's capitalization on May 15, 1996. Accordingly, additional warrants totaling 1,333,268 with a fair value on issuance of $12.0 million have been issued to the warrant holders. This has been recorded as an adjustment to additional paid in capital in fiscal year 2000. Since the warrants are redeemable by the Company, under certain conditions, a corresponding liability of $12.0 million has been recorded in the consolidated financial statements in fiscal year 2000. The value of the redeemable warrants is re-measured each period based on the current fair value of the shares of common stock into which they are convertible and, a corresponding charge or credit is recorded in the income statement to reflect the increase or decrease in value.

     The Company has been advised by certain of the warrant holders that they believe the warrant agreement should be interpreted to calculate the 5% additional warrants based on the Company's capitalization at May 15, 2000. If a May 15, 2000 calculation date were to be used, this would require the issuance of an additional 1,639,801 warrants. The Company has had discussions with representatives of the warrant holders regarding this claim, but has not reached a resolution. To the extent that such resolution, when reached, results in the issuance of additional warrants, the Company would record an additional adjustment to additional paid in capital.

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

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

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

                    Year                             Percentage
                    ----                             ----------
                    2002                               104.20%
                    2003                               102.10%
                    2004 and thereafter                100.00%


     Notes payable consists of the following 1998 note components (in thousands):

                                                          June 30,
                                                ---------------------------
                                                   2000              2001
                                                ---------         ---------
     Principal .........................        $ 463,000         $ 463,000
     Discount ..........................         (231,037)         (231,037)
     Amortized Discount.................           80,852           123,554
                                                ---------         ---------
          Total ........................        $ 312,815         $ 355,517
                                                =========         =========

(4) Income Taxes

     The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to loss before income taxes and the actual provision for income are as follows (in thousands):


                                                                          Year ended June 30,
                                                                        ---------------------
                                                                          2000         2001
                                                                        --------   ----------
     Income tax expense at statutory rate ............................  $ (38,929) $ (32,457)
     Net operating losses and temporary differences for which no
         benefit is currently recognized .............................     38,916     29,908
     Other ...........................................................         13      2,549
                                                                        ---------  ---------
          Total ......................................................  $      --  $      --
                                                                        =========  =========

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                                                       June 30,
                                                                                                ----------------------
                                                                                                   2000         2001
                                                                                                ---------    ---------
     Deferred Tax assets:
       Loss carryovers and deferred start-up expenditures ....................................   $  87,866    $ 101,502
       State tax credit carryforwards ........................................................       5,671        7,220
       Debt financing costs ..................................................................      35,717       35,848
       Stock Compensation ....................................................................       1,448        3,888
       Accruals, reserves, and other .........................................................       6,593        4,838
       Fixed assets ..........................................................................       3,080        2,305
                                                                                                 ---------    ---------
            Total gross deferred tax assets ..................................................     140,375      155,601
     Valuation allowance .....................................................................    (140,317)    (155,601)
                                                                                                 ---------    ---------
     Deferred tax assets, net of valuation allowance .........................................          58           --
     Deferred tax liabilities ................................................................         (58)          --
                                                                                                 ---------    ---------
            Net deferred tax asset ...........................................................   $      --    $      --
                                                                                                 =========    =========

     Because the Company has incurred significant net losses and the realization of its deferred tax assets is dependent upon the Company's ability to successfully develop and market its video-on-demand service, a valuation allowance has been recorded against all such deferred tax assets. The valuation allowance increased $15,285,000 from June 30, 2000 to June 30, 2001.

     As of June 30, 2001, the Company has cumulative net operating loss carryforwards for federal income tax purposes of approximately $267,550,000, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2008 through 2021. As of June 30, 2001, the Company has cumulative California net operating losses of approximately $115,203,000, which can be used to offset future income subject to California taxes. The California tax loss carryforwards will expire beginning in 2004 through 2010. As of June 30, 2001, the Company also has net operating loss carryforwards in various other states, which will expire in various years.

     As of June 30, 2001, the Company has federal research tax credit carryforwards for income tax return purposes of approximately $5,504,000 available to reduce future income taxes. The federal research credit carryforwards expire beginning in 2008 through 2021. As of June 30, 2001, the Company has unused California research credit carryforwards of approximately $2,600,000. The California research credits carry forward indefinitely until utilized.

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

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

(5)  Preferred Stock

     The Company has authorized 80,000,000 shares of preferred stock as of June 30, 2001, of which the following are designated as issued and outstanding:


                               Shares Designated   Shares Issued and Outstanding
                             --------------------- -----------------------------
Series:
  AA ....................          3,750,000                 3,423,670
  A .....................            205,600                   205,600
  BB ....................          2,475,000                        --
  B .....................          4,493,748                 3,487,834
  C .....................          6,918,600                 6,168,600
  D .....................          8,517,352                 8,279,589
  E .....................          1,166,666                   777,778
  F .....................          2,500,000                 2,222,224
  G .....................          5,000,000                   555,556
                             --------------------- -----------------------------
      Totals ............         35,026,966                25,120,851
                             ===================== =============================

--------------------------------------------------------------------------------
     The rights, preferences, and privileges of these series of preferred stock are explained below.

(a)  Conversion

     Each share of preferred stock is convertible into common stock at the option of the holder at a rate of one share of common stock for each share of preferred stock, subject to adjustment to protect against dilution. Each share of Series E, F, and G preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $9.00 per share and an aggregate offering price of not less than $15,000,000. Each share of Series D preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $6.80 per share and an aggregate offering price of not less than $15,000,000. Each share of Series C preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $5.00 per share and an aggregate offering price of not less than $15,000,000. Each share of Series A and B preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering of at least $2.00 per share and an aggregate offering price of not less than $10,000,000. Each share of Series AA and BB preferred stock shall automatically be converted into shares of common stock immediately prior to the closing of an underwritten public offering with an aggregate offering price of not less than $15,000,000. The Company has reserved 25,120,851 shares of common stock in the event of conversion.

(b)  Liquidation Preferences

     In the event of liquidation or sale of the Company, distributions to the Company's stockholders shall be made in the following manner: first, $5.72 per share for Series D preferred stock and $4.205 per share for Series C preferred stock; then $0.855 per share for Series B preferred stock; then $9.00 per share for Series E, F and G preferred stock; then $0.50 per share for Series A preferred stock; then $6.50 per share for Series AA preferred stock; and then $8.00 per share for Series BB preferred stock. The holders of preferred stock are further entitled to any remaining assets which will be distributed ratably among the holders of Class C common stock (see Note 7), common stock, and preferred stock on an "as if converted" basis after payment of preferential amounts to the holders of Class C common stock, common stock, and Class B common stock.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

(c)  Voting

     Holders of preferred stock are entitled to one vote for each share of common stock into which such shares can be converted.

(d)  Dividends

     In any fiscal year, the Company's Board of Directors may declare noncumulative cash dividends out of legally available assets at the rates of $0.03, $0.055, $0.25, $0.345, $0.54, $0.54, $0.54, $0.39 and $0.48 per share for
Series A, B, C, D, E, F, G, AA and BB preferred stock, respectively. If declared, such dividends must be paid before any dividends on common stock. The holders of Series E, D and C preferred stock have preference and priority to any payment of any dividend on Series A, B, and AA preferred stock and common stock. The holders of Series B preferred stock have preference and priority to any payment of any dividend on Series A and AA preferred stock and common stock. The holders of Series A preferred stock have preference and priority to any payment of any dividend on Series AA preferred stock and common stock. The holders of Series AA preferred stock have preference and priority to any payment of any dividend on common stock. As of June 30, 2000 and 2001, no dividends had been declared.

(6)  Common Stock

     The Company has authorized 165,000,000 shares of common stock as of June 30, 2001, of which two shares have been designated Class B common stock and 857,370 shares have been designated Class C common stock. As of June 30, 2001, 18,229,469 shares of common stock and 857,370 shares of Class C common stock were issued and outstanding. The relative designations, rights, preferences, and restrictions of the Class B and C common stock are as follows:

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

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

(c)  Dividends

     No dividends shall be paid on any share of common stock unless a dividend is paid on shares of Series A, B, C, D, E, F, G, AA and BB preferred stock.

(7)  Options and Warrants

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

     In October 1996, the Company also issued warrants to purchase 200,000 shares of Series C preferred stock at $4.21 per share to a customer. These warrants are exercisable in full upon the occurrence of certain events. The terms of the warrants are 10 years from the date of issue. In April 2000, all of these warrants were cancelled because they failed to vest. In October 1997, the Company issued warrants to purchase 200,000 shares of Series D preferred stock at $5.72 per share to a customer. The warrants are immediately exercisable and expire 5 years from date of issue. Each warrant entitles the holder to purchase two shares of common stock for $0.005 per share for an aggregate of 2,778,000 shares of common stock. The warrants are exercisable beginning one year after the closing date of the 1998 Notes and expire upon maturity of the 1998 Notes.

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

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

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

     In June 1999, in connection with a deployment agreement, the Company undertook to grant warrants to purchase 275,000 shares of Series BB preferred stock to a customer at an exercise price of $8.00 per share. The warrants become exercisable upon the customer's achievement of certain annual milestones, over a period of 3 years. Prior to June 30, 2001, the Company valued these warrants using the Black-Scholes model at each interim date until the criteria have been met. During the years ended June 30, 2000 and 2001 the Company recognized expenses of $513,000 and $81,000 respectively, in connection with this agreement, which represents the customer's progress towards achieving the milestones. As of June 30, 2001 all current milestones had been achieved.

     In December 1999, the Company entered into a development agreement with a strategic business partner. In conjunction with this agreement, the Company granted a warrant to purchase 388,888 shares of Series E Preferred Stock exercisable at $9.00 per share. The warrant expires the earlier of December 14, 2004 or under certain conditions as a result of a merger or acquisition of the Company. The warrant becomes exercisable in accordance with the achievement of certain milestones in the development agreement. As of June 30, 2001, none of the milestones has been met. During the year ended June 30, 2000 the Company has recognized a charge of $891,000 and during the year ended 2001 the Company has recognized a credit of $105,000 in connection with these warrants, which cumulatively represents the total value of the warrants calculated using the Black-Scholes model and which has been fully amortized at June 30, 2001.

     In May 2000, the Company granted warrants to purchase 400,000 shares of Series F Preferred Stock to a customer in connection with a deployment agreement at a price of $9.00 per share. The life of the agreement is three years. Warrants to purchase 50,000 shares of Series F Preferred Stock vested on the execution of the deployment agreement in May 2000 and the Company recorded expenses of $284,000 in fiscal 2000. The remaining 350,000 warrants become exercisable upon the customer's achievement of certain milestones at the end of the three year term. The Company is valuing these warrants using the Black-Scholes model at each interim date until the criteria have been met. As of June 30, 2001 the Company recognized expenses of $568,000 in connection with this agreement, which represents the customer's progress towards achieving the milestones.

     In September 2000, the Company granted warrants to purchase 450,000 shares of Series F Preferred Stock to a customer in connection with a deployment agreement at a price of $9.00 per share. The life of the agreement is four years. Warrants to purchase 100,000 shares of Series F Preferred Stock vested on the execution of the deployment agreement in September 2000 and the Company recorded expenses of $259,000 in fiscal 2001. The remaining 350,000 warrants become exercisable upon the customer's achievement of certain milestones during the four year term. The Company recorded expenses of $59,000 in fiscal 2001 related to these warrants. The Company is valuing these warrants using the Black-Scholes model at each interim date until the criteria have been met.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

     In November 2000, the Company granted warrants to purchase 25,000 shares of Series F Preferred Stock to a customer in connection with a deployment trial at a price of $9.00 per share. Warrants to purchase 25,000 shares of Series F Preferred Stock vested on the execution of the deployment trial in November 2000 and the Company recorded expenses of $40,000 in fiscal 2001.

(b)  Stock Plans

     In August 1995, the Company adopted the 1995 Stock Plan (the 1995 Plan) under which incentive stock options and nonstatutory stock options may be granted to employees and consultants of the Company. An aggregate of 9,200,000 shares of common stock is reserved for issuance under the 1995 Plan. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years; however, they may be limited to 5 years if the optionee owns stock representing more than 10% of the Company. Vesting periods are determined by the Company's Board of Directors and generally provide for ratable vesting over 4 to 5 years. Vesting periods are determined by the Company's Board of Directors and generally provide that options vest ratably each quarter over either a four or five year term. For newly hired employees receiving their initial grants of options, an amount of options equivalent to two ratable quarters vests at six months, with the remainder vesting each quarter thereafter. For Directors, 25% of the number of options covered by the grant vest after one year, with the remainder vesting 6.25% each quarter thereafter.

     In August 1995, the Company granted immediately exercisable nonstatutory stock options to the founders of the Company, subject to repurchase by the Company at a rate equivalent to the vesting schedule of each option. As of June 30, 1999, 2000 and 2001, 277,380, 119,206 and 35,922 shares, respectively, were subject to repurchase.

     In April 1998, in connection with the merger of Sarnoff Real Time Corporation (SRTC), the Company assumed the SRTC 1998 Stock Plan (the 1998 Plan) and reserved 380,767 shares of its common stock for issuance through incentive stock options and nonstatutory stock options granted pursuant to the 1998 Plan to employees, directors, and consultants who formerly worked for SRTC. The terms of the 1998 Plan are substantially identical to the terms of the 1995 Plan.

     In April 1998, in connection with the merger of SRTC, the Company reserved 276,792 shares of its Series AA preferred stock for issuance upon exercise of options to purchase common stock of SRTC, which were assumed by the Company. Each option assumed by the Company continues to be subject to the terms and conditions, including vesting, set forth in the original SRTC option plan. All stock options have 10-year terms and vest ratably over 4 years from the date of grant. During the year ended June 30, 2000 and 2001, 33,038 and 1,840 options were exercised, respectively.

     In connection with the acquisition of SRTC in April 1998, 75% of the Company's Series AA Preferred Stock issuable in exchange for outstanding SRTC shares was deposited into an escrow account. Such escrow shares were to be distributed on the annual anniversaries of the closing of the merger. On April 1, 2001, the Company released the third and final escrow amount of 317,428 shares of the Company's Series AA Preferred Stock.

     The Board of Directors is entitled in its discretion to grant options ("Out of Plan Options") with vesting periods that are different from the standard five-year period and with variable exercise prices. In a limited number of instances, the Compensation Committee has exercised its discretion and has granted options with both shorter and longer vesting periods than the standard four or five-year vesting period and at variable exercise prices. There were 2,580,000 options outstanding as of June 30, 2001.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

(c) Accounting for Stock-Based Compensation

    During the years ended June 30, 1999, 2000 and 2001, the Company recorded deferred stock-based compensation of $1,986,000, $7,289,000 and $1,414,000 respectively, which is being amortized on an accelerated basis in accordance with FIN 28 over the vesting periods of the related options. Amortization expense recognized in the year ended June 30, 1999, 2000 and 2001 totaled approximately $738,000, $2,583,000 and $3,776,000, respectively. The Company considered the cash sales of preferred stock in determining the fair value of its common stock. Compensation cost related to grants to non-employees in 1999, 2000 and 2001 was not material. Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's pro forma net loss would have been increased to approximately $107,964,000, $114,912,000 and $96,848,000 for the years ended June 30, 1999,
2000, and 2001.

     Pro forma net loss reflects only options granted since July 1, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to July 1, 1996, is not considered.

    The fair value of each option is estimated on the date of grant using the minimum value method with the following weighted-average assumptions:

                                                  Years ended June 30,
                                         --------------------------------------
                                           1999             2000         2001
                                           ----             ----         ----
     Expected life....................   3.18 years      3.50 years  3.50 years
     Risk-free interest rate..........   4.99%           5.77%       6.00%


    A summary of the status of the Company's common stock option plans follows:

                                    1999                               2000                                    2001
                        ----------------------------      -------------------------------        -------------------------------
                                         Weighted-                             Weighted-                           Weighted-
                                          average                               average                              average
                                          exercise                              exercise                             exercise
                          Shares           price             Shares              price              Shares            price
                        -----------    -------------      ------------    ---------------        -----------     ---------------
Outstanding at
    beginning of year     5,200,260    $        1.13         7,875,745    $          2.30          7,915,921     $          2.79
       Granted            4,044,695             3.58         2,182,605               3.49          4,594,914                5.21
       Exercised           (278,120)            1.10        (1,171,215)              1.33           (470,221)               1.22
       Canceled          (1,091,090)            1.74          (971,214)              2.19         (3,525,634)               3.52
                        -----------                       ------------                           -----------
Outstanding at
    end of year           7,875,745             2.30         7,915,921               2.79          8,514,980                3.87
                        ===========                       ============                           ===========
Options exercisable
    at end of year        2,051,175             1.23         2,616,184               2.13          3,921,775                3.44
                        ===========                       ============                           ===========
Weighted-average fair
    value of options
    granted during the
    year at market                              0.54                                 0.71                                   0.96

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001



    The following table summarizes information about common stock options outstanding as of June 30, 2001:

                                              Outstanding                                        Exercisable
                      ----------------------------------------------------------  ----------------------------------------
                                            Weighted-average
                                               remaining
                                            contractual life    Weighted average                        Weighted-average
   Exercise Prices     Number Outstanding       (years)          exercise price    Number exercisable    exercise price
--------------------- --------------------  -----------------   ----------------  -------------------- -------------------
 $0.05   -  $1.25          1,247,110              5.68                0.80             1,005,900              0.76
  2.40   -   3.35          2,804,743              7.61                3.09             1,325,731              2.97
  4.50   -   8.00          4,463,127              9.32                5.23             1,590,144              5.52
                      ----------------------------------------------------------------------------------------------------
  0.05   -   8.00          8,514,980              8.22                3.87             3,921,775              3.44
                      ----------------------------------------------------------------------------------------------------

(8) Commitments and Contingencies

(a) Leases

    The Company leases its facilities under non-cancelable operating leases. In addition, the Company subleases a portion of its Redwood City, California facility. The future minimum lease payments pursuant to these leases and the related sublease income are as follows (in thousands):

      Year Ending June 30,           Operating leases   Sublease income
      --------------------           -----------------  ----------------
      2002                             $      3,294        $     1,638
      2003                                    3,376              1,705
      2004                                    3,418                248
      2005                                    3,393                 --
      2006 and thereafter                     6,641                 --
                                     -----------------  ----------------
      Operating lease expense and
      sublease income                  $     20,122        $     3,591
                                     =================  ================

    Total rent expense for the years ended June 30, 1999, 2000, and 2001 was $1,593,000, $3,921,000 and $2,990,000 respectively. Rent expense in the year ended June 30, 2001 was reduced by sub-lease income of $1,436,000

(b) Litigation

    The Company is a party to certain claims arising out of the normal conduct of its business. While the ultimate resolution of such claims against the Company cannot be predicted with certainty, management expects that these matters will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

(9) Segment Information

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

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 2001

     The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has one reportable segment. The Company's revenues and accounts receivable, as of and for the year ended June 30, 2001 were derived primarily from 2 major customers. Those customers accounted for 88% of total revenues and 86% of total accounts receivable. One customer accounted for 54% and the second customer accounted for 34% of revenues and 61% and 25% of accounts receivable, respectively.

    As of June 30, 2001 essentially all of the Company's assets were located in the United States, and all of its revenues were generated in the United States.

(10) Quarterly Data (unaudited) (in thousands, except per share amounts):

2001                          1/st/ Quarter     2/nd/ Quarter       3/rd/ Quarter      4/th/ Quarter
----                          -------------     -------------       -------------      -------------
Revenue                         $     385         $  1,093           $    6,954          $   10,049

Net operating loss                 20,120           20,548               20,982              22,437

Net loss                           11,807           18,658               31,271              33,725
                             ===============   ==============      ===============   =================

Net loss per share              $     .50         $   1.01           $     1.67          $     1.78
                             ===============   ==============      ===============   =================

2000                          1/st/ Quarter     2/nd/ Quarter       3/rd/ Quarter      4/th/ Quarter
----                          -------------     -------------       -------------      -------------

Revenue                         $      68         $  1,047           $      584          $      258

Net operating loss                 15,908           17,259               22,937              25,250

Net loss                           23,661           25,528               35,566              46,446
                             ===============   ==============      ===============   =================

Net loss per share              $    1.36         $   1.44           $     1.95          $     2.51
                             ===============   ==============      ===============   =================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     Set forth below are the names, ages, and positions of our directors and executive officers as of August 31, 2001. All directors hold office until their successors are duly elected and qualified and all executive officers hold office at the pleasure of the Board of Directors.

              Name                 Age                                      Position
-------------------------------    ---    ------------------------------------------------------------------------------
Paul M. Cook                       77     Chairman of the Board
Hendrik A. Hanselaar               55     President and Chief Executive Officer
Christopher W. Goode               49     Executive Vice President, Engineering and Chief Technology Officer
Stephanie A. Storms                51     Senior Vice President, General Counsel and Secretary
William M. Scharninghausen         45     Senior Vice President, Finance and Administration, and Chief Financial Officer
Robert B. Snow                     35     Executive Vice President and Chief Operating Officer
Steven Brookstein                  48     Senior Vice President, Sales and Marketing
John W. Goddard (1)                60     Director
Jules Haimovitz (2)                50     Director
John A. Rollwagen (1) (2)          60     Director
David F. Zucker                    39     Director
Stephen E. Silva                   41     Director

(1)  Member of compensation committee
(2)  Member of audit committee

     Paul M. Cook has served as our Chairman of the Board since he founded DIVA in 1995. He was the Chief Executive Officer until February 1999. Mr. Cook founded Raychem Corporation, a Fortune 500 industrial company, in 1957 and served as Chief Executive Officer for 33 years before retiring in 1990. Mr. Cook was Chairman of the Board of SRI, a contract research firm, from December 1993 to July 1998 and has served as a member of its board of directors from 1987 to 1999. Mr. Cook is also Chairman of the Board of Sarnoff Corporation, a subsidiary of SRI.

     Hendrik (Henk) A. Hanselaar has served as our President and Chief Executive Officer and as a director since September 2000. Prior to joining us, Mr. Hanselaar served as Managing Partner at Hamilton Technology Ventures LLC and led a strategic planning and development practice for broadband communications companies from 1998 to 2000. From 1997 to 1998, Mr. Hanselaar served as Chief Executive Officer of FUBA Communications Systems GmbH, a leading German supplier of cable headend and transmission equipment acquired by General Instrument in 1998 and which is now a unit of Motorola. From 1991 to 1996, Mr. Hanselaar served as Chief Executive Officer and director of TV/COM International, a global provider of digital broadband communications systems. From 1987 through 1991, Mr. Hanselaar was Senior Vice President of General Atomics, a San Diego based diversified technology company. Additionally, Mr. Hanselaar's experience included sales, marketing and finance with both NV Philips and Citibank N.A. in Europe and the United States.

     Christopher W. Goode has served as our Executive Vice President, Development since April 1999 and Chief Technology Officer since July 1997. From July 1997 to April 1999, Mr. Goode served as Senior Vice President, Engineering, and from October 1995 to July 1997 as Vice President, Development. Prior to joining us, Mr. Goode was Executive Vice President, Research and Development at Raynet Corporation, a developer of fiber-to-the-curb networks. Prior to joining Raynet, Mr. Goode held senior technical positions at Alcatel and ITT Corporation over a 16-year period.

     Stephanie A. Storms has served as our Senior Vice President, General Counsel since July 1999 and Secretary since March 1998. From December 1996 to July 1999, Ms. Storms served as Vice President and General Counsel. Prior to joining DIVA, she was Deputy General Counsel of Viacom, Inc. and Vice President of Viacom Cable, a division of Viacom, Inc. Ms. Storms held positions with various cable industry trade groups in conjunction with her employment with Viacom; she served on the board of directors of the California Cable Television Association and the legal committee of the National Cable Television Association. Prior to joining Viacom Cable in 1987, Ms. Storms was Vice

President and Assistant General Counsel of American Television and Communications Corp., the cable television subsidiary of Time Inc. Before that, she was an attorney with the law firm of Adams, Duque & Hazeltine in Los Angeles, California.

     William M. Scharninghausen has served as our Senior Vice President, Finance and Administration since April 2000 and has served as Chief Financial Officer since January 1999. From June 1997 to April 2000, Mr. Scharninghausen served as our Vice President, Finance and Administration. Prior to joining DIVA, he was Corporate Controller and Chief Accounting Officer of StarSight Telecast, Inc., a developer of interactive television guides, from April 1993 to June 1997. Prior to joining StarSight, Mr. Scharninghausen held various finance and accounting positions with Lucas Film Ltd./LucasArts Entertainment Company, Orion Pictures Corporation and Twentieth Century Fox Film Corporation. Mr. Scharninghausen is a certified public accountant.

     Robert E. "Buddy" Snow, Jr. has served as Executive Vice President and Chief Operating Officer since October 2000. Mr. Snow oversees our key internal and external operations, product management and marketing functions. Mr. Snow served as our Senior Vice President, Product Management from April 2000 to October 2000. Prior to joining us, Mr. Snow was Senior Director of the cable modem business for Motorola Broadband Communications Sector (MBCS), formerly General Instrument, from 1997 to April 2000. At MBCS, Mr. Snow was responsible for all aspects of domestic and international marketing, engineering and product development for the modem line. Prior to MBCS, Mr. Snow spent eight years at Apple Computer in various engineering management positions.

     Steve Brookstein has served as Senior Vice President, Sales, Marketing and Corporate Communications since August 2001. He is responsible for developing and implementing DIVA's corporate sales and marketing strategies, both domestically and worldwide. Prior to joining DIVA, Mr. Brookstein served as Senior Vice President, General Manager for Excite@Home's broadband cable access subscription business from October 1999 to August 2001. Prior to joining Excite@Home, Mr. Brookstein spent nine years with Comcast Cable Communications, as the Senior Vice President of Marketing and a Regional Senior Vice President. Earlier in his career, Brookstein spent 13 years in a variety of management positions at several New York-based advertising firms, including Young & Rubicam; Penchina, Selkowitz; Wells, Rich, and Greene; and Ogilvy & Mather.

     John W. Goddard has served as a director since January 1997. From 1980 to July 1996, he served as President and Chief Executive Officer of Viacom Cable, a division of Viacom, Inc. From 1966 to 1980, Mr. Goddard held various management positions at Tele-Vue Systems, Viacom Cable's predecessor, and then at Viacom Cable. Mr. Goddard has held various positions within the cable television industry, including Chairman of the National Cable Television Association and President of the California Cable Television Association, and currently serves as a director of CableLabs, TCI Satellite Entertainment, Inc., Phoenix Star, Inc., Bend Cable Communications and the Walter Kaitz Foundation.

     Jules Haimovitz has served as a director since December 1996 and currently serves as Special Consultant to the Chairman and Chief Executive Officer at MGM Networks, Inc. From June 1999 to July 2001, Mr. Haimovitz served as President of MGM Networks, Inc. Mr. Haimovitz was employed by us as an Executive Vice President from December 1996 to July 1997, and again from August 1998 to March 1999. From June 1997 to July 1998, Mr. Haimovitz served as President and Chief Operating Officer of King World Productions. Prior to that he was President and Chief Executive Officer of ITC Entertainment Group. Mr. Haimovitz has served on the board of directors of Video Jukebox Network and Orion Pictures Corporation. From 1987 to 1992, Mr. Haimovitz served as President and Chief Operating Officer of Spelling Entertainment Inc. and was also a member of its board of directors. From 1976 to 1987, Mr. Haimovitz served in various senior executive positions with Viacom, Inc.

     John A. Rollwagen has served as a director since December 1995. He was Chairman of SRTC prior to its acquisition by us in January 1998. Mr. Rollwagen is an investor and business advisor specializing in information technology and served as a venture partner of St. Paul Venture Capital, LLC from 1993 to 1999. From 1981 to 1993 Mr. Rollwagen served as Chairman and Chief Executive Officer of Cray Research, Inc., an international supplier of supercomputers. From 1977 to 1981, Mr. Rollwagen served as Cray Research's President. Mr. Rollwagen currently serves as a director of Computer Network Technology, Inc. and Sarnoff Corporation.

     David F. Zucker has served as a director since February 1999. He currently serves as the Chief Executive Officer of Skillgames LLC, a New York based entertainment Company owned by the Walt Disney Company and Walker Digital. He was our President and Chief Executive Officer from February 1999 to September 2000. Prior to joining us, Mr. Zucker served in a number of senior management positions with The Walt Disney Company and its subsidiaries. He served as Executive Vice President of ESPN and Managing Director, ESPN International from August 1998 to February

1999. From December 1995 to August 1998, Mr. Zucker served as Senior Vice President and General Manager, ESPN International, and from September 1994 to December 1995 as Senior Vice President of ESPN International. Prior to 1994, Mr. Zucker served as ESPN's Vice President, Programming for two years. Before joining ESPN, Mr. Zucker had served in a number of management positions within Capital Cities/ABC, Inc.

     Steve Silva has served as a director since September 2000. He currently serves as Senior Vice President, Corporate Development and Technology for Charter Communications, Inc. Mr. Silva joined Charter in April 1995 as Director, Billing Services. From April 1998 to September 1999, Mr. Silva served as Vice President, New Product Development at Charter. In September 1999, he was promoted to Senior Vice President, Corporate Development and Technology. Prior to joining Charter, Mr. Silva served in many roles for Cable Data. He also currently serves as a director of Charter Communications JV, LLC.

Board of Directors

     Our Board of Directors current consists of eight members. Each directors holds office until his or her term expires or until his or her successor is duly elected and qualified. Our certificate of incorporation and bylaws provides for the division of our board of directors into three classes, each class being as nearly equal in number as possible, with director in each class serving for the three-year term, and on class being elect each year by our stockholders at the annual meeting.

Director Compensation

     Except for grants of stock options, our directors generally do not receive compensation for services provided as a director, for committee participation or for special assignment of the Board of Directors. We reimburse expenses incurred in attending Board and committee meetings.

Item 11.  Executive Compensation

     The following table sets forth, for the three fiscal years ended June 30, 2001, 2000 and 1999 the compensation earned, awarded, or paid to our Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers as of June 30, 2001 who earned more than $100,000 in salary and bonuses during the fiscal year ended June 30, 2001, whom we refer to collectively, as the named executive officers.

                           Summary Compensation Table

                                                                  Annual Compensation     Long-Term Compensation
                                                      Fiscal  ---------------------------    Awards Securities
            Name and Principal Position                Year     Salary         Bonus       Underlying Options(1)
----------------------------------------------------  ------  ---------------------------  ---------------------
Hendrik A. Hanselaar ...............................   2001   $  291,667   $  641,668(2)      2,500,000
President and Chief Executive Officer                  2000         --           --                --
                                                       1999         --           --                --

Stephanie A. Storms ................................   2001      290,000       50,750            15,000
Senior Vice President, General Counsel and Secretary   2000      206,249         --              43,000
                                                       1999      236,952         --               9,300

Robert  E. Snow, Jr ................................   2001      275,000       68,750           150,000
Chief Operating Officer                                2000         --           --                --
                                                       1999         --           --                --

Christopher W. Goode ...............................   2001      266,200       33,275           100,000
Executive Vice President, Development, and Chief       2000      256,415         --              20,000
Technical Officer                                      1999      229,061         --              48,900

Ian Jefferson ......................................   2001      240,000       50,000            65,000
Vice President, World Wide Sales                       2000         --           --                --
                                                       1999         --           --                --

(1) No SARs were granted during the fiscal year

(2) Includes a $350,000 acceptance bonus paid in connection with Mr. Hanselaar's initial employment and a $291,667 annual performance bonus paid in connection with the achievement of certain annual goals set by our Board of Directors.

                        Option Grants in Last Fiscal Year

     The following table shows information regarding stock options granted to the named executive officers during the fiscal year ended June 30, 2001. All options were granted at an exercise price that was either equal to or greater than the fair market value of the underlying securities as determined by our Board of Directors on the date of grant.

                                                Percent of                                   Potential Realizable Value at
                                 Number of    Total Options/                                      Assumed Annual Rates of
                                 Securities    SARs Granted                                    Stock Price Appreciation
                                 Underlying    To Employees    Exercise or                       For Option Term($)(3)
                                Options/SARs     In Fiscal      Base Price      Expiration   ------------------------------
            Name                Grant (#)(1)      Year(2)         ($/sh)           Date            5%             10%
---------------------------- ---------------- -------------- --------------- --------------- --------------  --------------
Hendrik A. Hanselaar            1,000,000            22%           6.00          11/16/10      1,330,026       5,671,841
Hendrik A. Hanselaar              500,000            11%           8.00          11/16/10       (334,987)      1,835,921
Hendrik A. Hanselaar            1,000,000            22%           4.50          11/16/10      2,830,026       7,171,841
Stephanie A. Storms                15,000             *            4.50           9/28/10         42,450         107,578
Robert E. Snow, Jr.                75,000             *            4.50           7/19/10        212,252         537,888
Robert E. Snow, Jr.                23,263             *            4.50          11/16/10         65,835         166,839
Robert E. Snow, Jr.                51,737             *            4.50          11/16/10        146,417         371,050
Christopher W. Goode               54,344             *            4.50            9/8/10        153,795         389,747
Christopher W. Goode               45,656             *            4.50            9/8/10        129,208         327,438
Ian Jefferson                      65,000             *            4.50          11/16/10        183,952         466,170

-----------------
*    Less than 1%
(1) Options granted under the 1995 Stock Plan generally become exercisable at a rate of 10% of the shares subject to the option at the end of the first six months and 5% of the shares subject to the option at the end of each three-month period thereafter, so long as the individual is employed by us.
(2) We granted options to purchase 4,594,914 shares of Common Stock during fiscal year 2001.
(3) Potential realizable value is based on the assumption that the price of the Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price appreciation.

           Aggregated Option Exercises in Fiscal Year 2001 and Fiscal
                             Year-End Option Values

     The following table sets forth for the named executive officers' exercisable and unexercisable options held by them as of June 30, 2001. Other than options granted to Hendrik A. Hanselaar, all options granted to these executive officers in the last fiscal year were granted under our 1995 Stock Plan, as amended. All options were granted at an exercise price that was either equal to or greater than the fair market value of the underlying securities as determined by our Board of Directors on the date of grant.

     The value of unexercised in-the-money options is based on a price of $4.50 per share, the fair market value of our common stock on June 30, 2001, as determined by our Board of Directors, minus the per share exercise price, multiplied by the number of shares underlying the option.


                                      Number of Securities         Value of Unexercised
                                     Underlying Options/SARs     In-the-Money Options/SARs
                                     At Fiscal Year-End (#)      At Fiscal Year-End ($)(1)
                                  ----------------------------- -----------------------------
              Name                 Exercisable   Unexercisable   Exercisable   Unexercisable
--------------------------------  ------------- --------------- ------------- ---------------
Hendrik A. Hanselaar                 1,250,000     1,250,000             --             --
Stephanie A. Storms                    116,377        62,123       $381,399       $105,436
Robert E. Snow, Jr.                     27,941       122,059             --             --
Christopher W. Goode                   197,944       193,356        637,560        347,895
Ian Jefferson                            8,125        56,875             --             --

____________________
(1) Based on the fair market value of our Common Stock at fiscal year end, $4.50 per share (as determined by the Company's Board of Directors), less the exercise price payable for such shares.

Employment Agreements and Change-In-Control Arrangements

        Pursuant to a written Employment Agreement with Hendrik A. Hanselaar effective as of September 1, 2000, Mr. Hanselaar was employed as President and Chief Executive Officer at a salary of $350,000 per year, subject to periodic increases by our Board of Directors. Mr. Hanselaar may also be entitled to an annual performance bonus of up to 200% of his base salary based on meeting or exceeding certain annual goals set by our Board of Directors. He also received a $350,000 acceptance bonus in connection with his initial employment. Mr. Hanselaar was also granted an option to purchase 1,000,000 shares of our common stock at an exercise price of $4.50 per share, an second option to purchase 1,000,000 shares of our common stock at an exercise price of $6.00 per share, and a third option to purchase 500,000 shares of our common stock at an exercise price of $8.00 per share. Subject to continued employment, each option is exercisable cumulatively to the extent of 12.5% of the total number of shares subject to such option on March 1, 2000, and an additional 6.25% of the total shares subject to such option at the end of each three month period thereafter. Each of the options shall become fully exercisable on the earlier of six months from the date of a change of control of DIVA, as defined in the Employment Agreement, or the termination of Mr. Hanselaar's employment by the Company without cause, or if he constructively terminated, after the date of a change of control.

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

Compensation Committee Interlocks and Insider Participation

        The compensation committee consists of two outside directors, John W. Goddard and John A. Rollwagen. The compensation committee reviews and recommends to the Board of Directors the salaries, incentive compensation and benefits of our officers and administers our stock plans. Neither of the members of the compensation committee is currently, or has ever been at any time since our formation, one of our officers or employees, nor has served as a member of the Board of Directors or compensation committee of any entity that has one or more officers serving as a member of our Board of Directors or compensation committee.

Incentive Stock Plans

1995 Stock Plan

        Our 1995 Stock Plan has been approved by our Board of Directors and stockholders. The 1995 Stock Plan provides for the granting to employees (including officers) of qualified "incentive stock options" within the meaning of Section 422 of the Code, and for the granting to employees (including officers and directors) and consultants of nonqualified stock options. The 1995 Stock Plan also provides for the granting of restricted stock. As of June 30, 2001, options to purchase an aggregate of 5,687,021 shares were outstanding and 2,813,381 shares remained available for future grants.

        The 1995 Stock Plan is administered by our Board of Directors or a committee appointed by the Board. Options granted to new employees generally vest at a rate of 12.5% of the shares subject to the option at the end of the first six months and 6.25% of the shares subject to the option at the end of each three-month period thereafter and generally expire ten years from the date of grant. Bonus or incentive options granted to employees vest at a rate of 6.25% of the shares subject to the option at the end of each three month period after the date of grant and also generally expire ten years from such date. Options granted to outside directors vest at the rate of 25% of the shares at the end of the first year and 6.25% of the shares at the end of each quarter thereafter. Options granted to outside directors and certain other employees are immediately exercisable, subject to a repurchase right held by DIVA that lapses in accordance with the vesting schedule of the options.

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

1998 Stock Plan

        In April 1998, in connection with the acquisition of SRTC, we assumed the SRTC 1998 Stock Plan and reserved 380,767 shares of our common stock for issuance through incentive stock options and nonstatutory stock options granted pursuant to the 1998 Stock Plan to employees, directors, and consultants who formerly worked for SRTC. In April 1998, all options under the 1998 Stock Plan were granted at an exercise price of $2.40. As of June 30, 2001, options to purchase 247,959 shares of common stock remained outstanding under the 1998 Stock Plan. The terms of the 1998 Stock Plan are substantially identical to the terms of the 1995 Stock Plan.

        In addition, in connection with the acquisition of SRTC, all options to purchase shares of SRTC capital stock were assumed and converted into options to purchase shares of DIVA capital stock. As of June 30, 2001, options to purchase 43,468 shares of Series AA preferred stock at a weighted average exercise price of $0.35 remained outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our common and preferred stock as of June 30, 2001 by (i) each of our directors, (ii) each of our named executive officers, a (iii) each person who beneficially owns more than 5% our common stock or preferred stock and (iv) all directors and executive officers as a group.

                                                          Percent                 Percent     Percent
                                              Number of  Ownership    Number of  Ownership   Ownership
                                              Shares of     Of        Shares of     Of        Of Total
                                               Common     Common      Preferred   Preferred    Voting
              Beneficial Owner                Stock(1)    Stock(2)      Stock     Stock(2)    Stock(2)
-------------------------------------------   --------   ---------   ----------  ---------    --------
Paul M. Cook(3) ...........................   7,175,967     37.1%      911,880      3.6%       18.2%
800 Saginaw Drive
Redwood City, CA 94063

Acorn Ventures, Inc.(4) ...................   2,467,917     12.7%    2,405,973      9.6%       11.0%
1309 114th Avenue, S.E.
Suite 200
Bellevue, WA 98004

SRI International(5) ......................   2,413,084     12.7%    2,063,134      8.2%       10.1%
333 Ravenswood Avenue
Menlo Park, CA 94025

Putnam Funds and Accounts(6) ..............   1,612,616      7.8%    2,568,582     10.2%        9.1%
One Post Office Square
Boston, MA 02109

Merrill Lynch Global Allocation Fund, Inc..       --         --      4,000,000     15.9%        9.0%
800 Scudder's Mill Road
Plainsboro, NJ 08530

Chris Larson ..............................       --          --     3,300,000     13.1%        7.5%

Hendrick A. Hanselaar(7) ..................   1,280,000      6.3%         --         --         2.8%

David Zucker(8) ...........................     900,000      4.5%         --         --         2.0%

Jules Haimovitz(9) ........................     232,892      1.2%      350,000      1.4%        1.3%

Stephan Silva(10) .........................        --        --        555,556      2.2%        1.3%

John A. Rollwagen(11) .....................     210,552      1.1%      254,966      1.0%        1.1%

Stephanie A. Storms(12) ...................     166,312      *            --         --         *

Robert Snow(13) ...........................      89,062      *           --          --         *

Christopher W. Goode(14) ..................      79,242      *            --         --         *

John W. Goddard(15) .......................      40,000      *            --         --         *

Ian Jefferson(16) .........................      12,186      *            --         --         *

All directors and executive officers as a
 Group (11 persons)(17) ...................   9,980,877     46.0%    2,072,402      8.1%       25.6%

----------

*    Less than 1%.

(1) Does not include shares of Common Stock issuable upon conversion of Preferred Stock.
(2) Based on 19,086,839 shares of Common Stock and 25,120,851 shares of Preferred Stock outstanding as of June 30, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 30, 2001 deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(3) Includes (i) 6,786,700 shares of Common Stock, 62,500 shares of Series A Preferred Stock, 352,816 shares of Series B Preferred Stock, 59,500 shares of Series C Preferred Stock and 437,064 shares of Series D Preferred Stock beneficially owned by the Paul and Marcia Cook Living Trust dated April 12, 1992 (the "Cook Trust"), 4,000 of which we can repurchase at cost, which rights lapse based on continued performance of services; (ii) 140,000 shares of Common Stock beneficially owned by two trusts of which Mr. Cook is trustee; (iii) warrants to purchase 146,160 shares of Common Stock exercisable within 60 days of June 30, 2001; and (iv) options to purchase 13,750 shares of Common Stock exercisable within 60 days of June 30, 2001.
(4) Includes (i) warrants to purchase 235,517 shares of Common Stock exercisable within 60 days of June 30, 2001; (ii) options to purchase 40,000 shares of Common Stock exercisable within 60 days of June 30, 2001; and (iii) 273,142 shares of Series B Preferred Stock held by an affiliate.
(5) Includes 413,084 shares of Common Stock and 2,063,134 shares of Series AA Preferred Stock held by Sarnoff Corporation, a wholly-owned subsidiary of SRI.
(6) Includes 1,006,330 shares of Series C Preferred Stock and 1,562,252 shares of Series D Preferred Stock held by funds or accounts managed by Putnam Investment Management, Inc., the Putnam Advisory Company, Inc., and Putnam Fidelity Trust Company. Voting and dispositive power is shares between each such fund or account and its respective advisor. Also includes warrants to purchase 1,612,616 shares of Common Stock exercisable within 60 days of June 30, 2001.
(7) Includes options to purchase 1,280,000 shares of common stock exercisable within 60 days of June 30, 2001.
(8) Includes options to purchase 900,000 shares of Common Stock exercisable within 60 days of June 30, 2001.
(9) Includes (i) a warrant to purchase 350,000 shares of Series C Preferred Stock exercisable within 60 days of June 30, 2001; (ii) a warrant to purchase 100,000 shares of Common Stock exercisable within 60 days of June 30, 2001; and (iii) options to purchase 4,500 shares of Common Stock exercisable within 60 days of June 30, 2001.
(10) Includes 555,556 shares of Series F Preferred Stock held by Charter Communications Holding Company, LLC, a subsidiary of Charter Communications, Inc. Mr. Silva is an executive officer of Charter Communications, Inc. and a director of Charter Communications JV, LLC, a subsidiary of Charter Communications Holding Company, LLC.
(11) Includes (i) 125,472 shares of Series B Preferred Stock held in the name of Norwest Bank Minnesota, N.A., as trustees of the John A. Rollwagen Self-Directed IRA; (ii) 4,250 shares of Common Stock that we can repurchase at cost, which rights lapse based on continued performance of services.
(12) Includes options to purchase 166,312 shares of Common Stock exercisable within 60 days of June 30, 2001.
(13) Includes options to purchase 89,062 shares of Common Stock exercisable within 60 days of June 30, 2001.
(14) Includes options to purchase 79,242 shares of Common Stock exercisable within 60 days of June 30, 2001.
(15) Includes (i) warrants to purchase 7,500 shares of common stock exercisable within 60 days of June 30, 2001; and (ii) options to purchase 8,500 shares of common stock exercisable within 60 days of June 30, 2001.
(16) Includes options to purchase 12,186 shares of Common Stock exercisable within 60 days of June 30, 2001.
(17) Includes (i) warrants to purchase 243,017 shares of common stock exercisable within 60 days of June 30, 2001; (ii) warrants to purchase 350,000 shares of Series C Preferred Stock exercisable within 60 days of June 30, 2001; and (iii) options to purchase 2,393,216 shares of common stock exercisable within 60 days of June 30, 2001.

Item 13.  Certain Relationships and Related Party Transactions

     None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  The following documents are filed as a part of this Report.

        1.  Financial Statements and Financial Statement Schedules.

            See Index to Financial Statements at Item 8 on page 32 of this report.

        2.  Exhibits

 Exhibit
  Number                            Description
  ------                            -----------
    3.1        Amended and Restated Certificate of Incorporation. (1)
    3.2        Amended and Restated Bylaws. (1)
    4.1        Indenture dated as of February 19, 1998 between the Company and
               The Bank of New York, including form of Senior Discount Note Due
               2008. (1)
    4.2        Specimen  12-5/8% Senior Discount Note Due 2008, Series B (1)
   10.1*       Form of Indemnification Agreement entered into between the
               Company and all executive officers and directors. (1)
   10.2*       Employment Agreement effective as of September 1, 2000 between the Company and Hendrik A. Hanselaar.
   10.3*       1995 Stock Plan and forms of agreements used thereunder. (1)
   10.4        Registration Rights Agreement dated as of February 19, 1998 among the Company and the Initial Purchasers. (1)
   10.5        Warrant Agreement dated as of February 19, 1998 between the
               Company and The Bank of New York. (1)
   10.6        Warrant Registration Rights Agreement dated as of February 19,
               1998 among the Company and the Initial Purchasers. (1)
   10.7        Warrant Registration Rights Agreement dated as of May 15, 1996, as amended, by and among the Company, Smith Barney Inc. and Toronto Dominion Securities (USA) Inc. (1)
   10.8        Warrant Agreement dated as of May 15, 1996 between the Company and The Bank of New York. (1)
   10.9        Amended and Restated Stockholders Rights Agreement dated August
               23, 2000 among the Company and certain of its stockholders. (2)
   10.10       Lease Agreement between Seaport Centre Associates, LLC and the
               Company dated January 20, 1999. (3)
   21.1        Subsidiaries of the Company. (2)
   24.1        Power of Attorney (included on page 64)

_______________________

* Designated management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K

(1) Incorporated by reference our Registration Statement on Form S-4 filed September 29, 1998, as amended (No. 333-64483)
(2) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(3) Incorporated by references to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

     (b) Reports on Form 8-K.
         None.

     (c) Exhibits
         See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2001
                                   DIVA SYSTEMS CORPORATION


                                   By: /s/  WILLIAM M. SCHARNINGHAUSEN
                                       ----------------------------------------
                                            William M. Scharninghausen
                                            Senior Vice President, Finance and
                                            Administration, and Chief Financial
                                            Officer

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

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant on the 28th day of September 2001 in the capacities indicated.


                    Signature                                          Title
                    ---------                                          -----
/s/ William M. Scharninghausen              Senior Vice President, Finance and Administration, and Chief
---------------------------------------     Financial Officer (Principal Financial and Accounting Office)
     (William M. Scharninghausen)

/s/ Paul M. Cook                            Chairman of the Board and Director
---------------------------------------
            (Paul M. Cook)

/s/ John W. Goddard                         Director
---------------------------------------
          (John W. Goddard)

/s/ Jules Haimovitz                         Director
---------------------------------------
          (Jules Haimovitz)

/s/ John A. Rollwagen                       Director
---------------------------------------
         (John A. Rollwagen)

/s/ David F. Zucker                         Director
---------------------------------------
          (David F. Zucker)

/s/ Steven E. Silva                         Director
---------------------------------------
          (Steven E. Silva)