Form 10-Q
period 2001-09-30
DIVA SYSTEMS CORP
filed 2001-11-14
CIK 1003439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

     The number of shares of Registrant's classes of Common Stock at October 31, 2001 was:

           Title of each class
           -------------------
     Common Stock, $.001 par value                        18,247,372
     Class C Common Stock, $.001 par value                   857,370

                            DIVA SYSTEMS CORPORATION

                          Quarterly Report on Form 10-Q

                                Table of Contents

                        Quarter Ended September 30, 2001


                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheet at September 30, 2001 and
             June 30, 2001                                                             1
             Condensed Consolidated Statement of Operations for the three months
             ended September 30, 2001 and 2000                                         2
             Condensed Consolidated Statement of Cash Flows for the three months
             ended September 30, 2001 and 2000                                         3
             Notes to Condensed Consolidated Financial Statements                      4
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        5
Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  12




                           PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                   26
Item 6.   Exhibits and Reports on Form 8-K                                            26
Signatures                                                                            27

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                             September 30,          June 30,
                                Assets                                           2001                 2001
                                                                          ------------------   -----------------
Current assets:
    Cash and cash equivalents                                             $       19,739       $     19,146
    Short-term investments                                                         6,373             14,169
    Accounts receivable                                                            9,969             15,090
    Inventory                                                                     12,230             15,947
    Prepaid expenses and other current assets                                      1,085                775
                                                                          ------------------   -----------------

          Total current assets                                                    49,396             65,127

Property and equipment, net                                                       11,477             12,433
Debt issuance costs, net                                                           4,152              4,652
Deposits and other assets                                                            600                597
                                                                          ------------------   -----------------

          Total assets                                                    $       65,625       $     82,809
                                                                          ==================   =================


      Liabilities, Redeemable Warrants and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                      $       10,584       $     14,440
    Other current liabilities                                                      3,713              5,127
    Deferred revenue                                                               3,294              2,126
    Current portion of capital lease obligation                                      754                738
                                                                          ------------------   -----------------

          Total current liabilities                                               18,345             22,431

Notes payable                                                                    367,069            355,517
Redeemable put warrants                                                            5,993              7,326
Long - term portion of lease payable                                                  97                292
Deferred rent                                                                        904                892
                                                                          ------------------   -----------------

          Total liabilities                                                      392,408            386,458
                                                                          ------------------   -----------------

Redeemable warrants                                                                4,621              5,364
                                                                          ------------------   -----------------
Commitments and contingencies
Stockholders' deficit:
    Preferred stock, $0.001 par value; 80,000,000 shares authorized;
      25,120,851 and 25,120,851 shares issued and outstanding
      as of September 30, 2001, and June 30, 2001, respectively.
    Common stock, $0.001 par value; 165,000,000 shares authorized;                    25                 25
       19,088,041 and 19,086,839 shares issued and outstanding as
       of September 30, 2001, and June 30, 2001, respectively.                        19                 19
    Additional paid-in capital                                                   148,274            147,682
    Deferred compensation                                                         (2,783)            (3,592)
    Accumulated deficit                                                         (476,939)          (453,147)
                                                                          ------------------   -----------------

       Total stockholders' deficit                                              (331,404)          (309,013)
                                                                          ------------------   -----------------

       Total liabilities, redeemable warrants and stockholders' deficit   $       65,625       $     82,809
                                                                          ==================   =================


See accompanying notes to interim condensed consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                        2001               2000
                                                                  -----------------   ---------------
         Revenues:
                     Product                                      $       4,481       $         35
                     License                                              2,781                 36
                     Service                                              1,169                314
                                                                  -----------------   ---------------

                              Total revenues                              8,431                385

         Cost of revenues:
                     Cost of product revenue                              7,270                185
                     Cost of service revenue                              1,418              1,048
                                                                  -----------------   ---------------

                              Total cost of revenues                      8,688              1,233
                                                                  -----------------   ---------------

         Negative gross margin                                              257                848
                                                                  -----------------   ---------------

         Operating expenses:
                     Operations                                             704              1,815
                     Engineering and development                          3,427              8,011
                     Sales and marketing                                  1,333              1,472
                     General and administrative                           5,650              5,505
                     Depreciation and amortization                        1,334              1,522
                     Warrant expense (benefit)                              154               (181)
                     Amortization of stock compensation                     501              1,128
                                                                  -----------------   ---------------

                              Total operating expenses                   13,103             19,272
                                                                  -----------------   ---------------

                              Operating loss                             13,360             20,120
                                                                  -----------------   ---------------

         Other (income) expense:
                     Interest income                                       (309)              (711)
                     Gain on sale of investments                             --            (12,896)
                     Interest expense                                    10,741              5,294
                                                                  -----------------   ---------------
                              Total other (income)/expense, net          10,432             (8,313)
                                                                  -----------------   ---------------

                              Net loss                                   23,792             11,807

         Decrement of redeemable warrants                                  (743)            (2,404)
                                                                  -----------------   ---------------

                              Net loss attributable to
                                 common stockholders              $      23,049       $      9,403
                                                                  =================   ===============

         Basic and diluted net loss per share:                    $        1.21       $        .50
                                                                  =================   ===============

         Shares used in per share computation                            19,088             18,670
                                                                  =================   ===============

See accompanying notes to interim condensed consolidated financial statements.

                   DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                          September 30,
                                                                                        2001            2000
                                                                                   ------------      -----------
            Cash flows from operating activities:
              Net loss                                                                 $(23,792)       $(11,807)
              Adjustments to reconcile net loss to net
                cash used in operating activities:
                   Depreciation and amortization                                          1,334           1,522
                   Inventory reserves                                                        --             931
                   Amortization of debt issuance costs and
                     accretion of discount on notes payable                              10,719           5,857
                   Amortization of deferred stock compensation                              501           1,128
                   Warrant expense (benefit)                                                154            (181)
                   Changes in operating assets and liabilities:
                     Accounts receivable                                                  5,121         (11,699)
                     Inventory                                                            3,717          (4,903)
                     Other assets                                                          (310)            558
                     Accounts payable                                                    (3,856)          1,046
                     Other current liabilities                                           (1,414)         (1,187)
                     Deferred revenue                                                     1,168             (32)
                     Deferred rent                                                           12              30
                                                                                       --------        --------

                       Net cash used for operating activities                            (6,646)        (18,737)
                                                                                       --------        --------

            Cash flows from investing activities:
              Purchases of property and equipment                                          (381)           (911)
              Proceeds from sale of short-term investments                                7,796
              Purchases of short-term investments                                            --          (3,931)
                                                                                       --------        --------

                       Net cash provided by (used in) investing activities                7,415          (4,842)
                                                                                       --------        --------

            Cash flows from financing activities:
              Issuance of preferred stock, net                                               --           5,000
              Exercise of stock options                                                       3             150
              Payments on capital lease                                                    (179)           (165)
                                                                                       --------        --------

                       Net cash provided by (used in) financing activities                 (176)          4,985
                                                                                       --------        --------

            Net increase (decrease) in cash and cash equivalents                            593         (18,594)

            Cash and cash equivalents at beginning of period                             19,146          66,253
                                                                                       --------        --------

            Cash and cash equivalents at end of period                                 $ 19,739        $ 47,659
                                                                                       ========        ========

            Supplemental disclosures of cash flow information:
              Noncash investing and financing activities:

                Revaluation of put warrants associated with the 1996 notes             $ (1,333)       $ (4,663)
                                                                                       ========        ========
                Decrement of redeemable warrants                                       $   (743)       $ (2,404)
                                                                                       ========        ========
                Deferred compensation expense associated with stock options            $   (308)       $  1,665
                                                                                       ========        ========

 See accompanying notes to interim condensed consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1--The Company And Basis Of Presentation

       DIVA Systems Corporation (the "Company") is a leading provider of digital video-on-demand products and services. The Company's principal operations consist of selling, licensing, manufacturing and providing operational support for its video-on-demand products and services.

       The interim unaudited financial statements as of September 30, 2001, and for the three months ended September 30, 2001 and 2000 have been prepared on substantially the same basis as the Company's audited financial statements for the year ended June 30, 2001 and include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial information set forth herein. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

       These interim unaudited financial statements should be read in conjunction with the Company's annual financial statements, included in the Company's Form 10-K for the year ended June 30, 2001 (Fiscal 2001).

Note 2--Basic and Diluted Net Loss Per Share

       Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants and the weighted-average number of outstanding shares of common stock. Potentially dilutive securities, including options, warrants, restricted common stock, and preferred stock (amounting to 42,056,510 and 44,775,430 shares of common stock at September 30, 2001 and 2000, respectively) have been excluded from the computation of diluted net loss per share because the effect of this inclusion would be antidilutive. Information pertaining to potentially dilutive securities is included in Notes 5, 6 and 7 of notes to consolidated financial statements included in the Company's Fiscal 2001 Form 10-K.

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

        The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), amended by SAB 101A and 101B as of April 1, 2001, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenues and provides guidance for disclosure related to revenue recognition policies. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial position or its results of operations.

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

        All of the Company's installations since January 2001 have been made under agreements whereby all hardware and software elements are delivered upon completion of installation and the training of cable network personnel. Accordingly, the Company has recognized product revenue and licensing revenue upon completion of the equipment installation at a customer's site, which includes completion of technical training, according to the residual method. Consequently, the fair value of the maintenance element, determined by the maintenance renewal fee, is deferred and amortized over the maintenance period, which is generally one year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference includes, but are not limited to, those discussed below. The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-looking statements or to update the reason actual results may differ materially from those anticipated in such forward-looking statements. Forward-looking statements are statements identified with an asterisk (*). All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and in "--Factors Affecting Operating Results."

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

        Through September 30, 2001, we have generated some revenues and incurred significant losses and substantial negative cash flow, primarily due to engineering and development expenditures and other costs required to develop our video-on-demand products and services. Since our inception through September 30, 2001, we have an accumulated deficit of $476.9 million and have not achieved profitability on a quarterly or annual basis. We expect to continue to incur substantial net losses and negative cash flow for at least the next few years, requiring us to raise additional capital. In addition, we have limited cash reserves and uncertainty exists concerning our ability to raise additional capital and continue as a going concern.* Our historical revenues and expenditures are not necessarily indicative of, and should not be relied upon as an indicator of, revenues that may be attained or expenditures that may be incurred by us in future periods.*

Revenues

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

        All of our installations since January 1, 2001 have been made under agreements whereby all hardware and software elements are delivered upon completion of installation and the training of network operator personnel. Accordingly, for the three months ended September 30, 2001, we recognized product revenue and licensing revenue upon completion of the equipment installation at a customer's site, which includes technical training, according to the residual method. Consequently, the fair value of the maintenance element, determined by the maintenance renewal fee, is deferred and amortized over the maintenance period, which is generally one year.

        We provide services on a fee-for-service basis, whereby service revenue is recognized when the services are performed. If the services are provided on a revenue sharing basis, service revenue is recognized based on program purchases by subscribers.

Cost of Revenues

        Cost of Product Revenues. Cost of revenue consists of contract manufacturing costs, component and material costs, warranty costs, and other direct product expenditures associated specifically with the sale of our video-on-demand hardware and software products. Included in cost of product revenues are allocations of certain manufacturing overhead expenses. We expect our cost of revenue to increase in the future due to increased sales volume of our video-on-demand hardware and software products.*

        Cost of Service Revenues. Cost of service revenue consists of license fees paid to content providers, costs related to the acquisition and production of digitally encoded programming content, duplication and distribution expenses and other expenditures associated specifically with content management.

Operating Expenses

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

        Engineering and Development. Engineering and development expense consists of salaries, consulting fees, prototype hardware and other costs to support product development. Our engineering and development efforts involve ongoing system software development, hardware development, system integration and new technology. To date, the most substantial portion of our operating expenses has been engineering and development expense. We expect to continue to incur significant engineering and development expenditures as we continue to enhance our video-on-demand products and services.* We believe these expenditures are necessary to remain competitive, to assure that our products and services comply with industry standards and to offer new products and services to our customers.

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

Results of Operations

Revenue

         Total revenue for the three months ended September 30, 2001 was $8.4 million compared to $385,000 for the three months ended September 30, 2000. The increase in total revenue is the result of an increase in the number of system deployments and an increase in the number of subscribers. During the three months ended September 30, 2001 we deployed our video-on-demand products, software and services in eleven sites representing approximately $10.4 million in product shipments and services. A portion of this is deferred and unbilled and not recognized as revenue for the three months ended September 30, 2001. There were no deployments in the September 30, 2000 quarter.

         Product revenue. Product revenue was $4.5 million and $35,000 for the three months ended September 30, 2001 and 2000, respectively.

         License revenue. License revenue was $2.8 million and $36,000 for the three months ended September 30, 2001 and 2000, respectively. License revenue is the fee for our system manager software and navigator application.

         Service revenue. Service revenue was $1.2 million and $314,000 for the three months ended September 30, 2001 and 2000, respectively.


Cost of Revenues

         Cost of Product Revenue. Cost of product revenue was $7.3 million and $185,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in cost of product revenue was the result of an increase in sales of our video-on-demand products. Included in cost of product revenue for the three months ended September 30, 2001 was an allocation of $794,000 related to indirect costs from operations overhead.

         Cost of Service Revenues. Cost of service revenues was $1.4 million and $1.0 million for the three months ended September 30, 2001 and 2000, respectively. The increase in cost of service revenues was primarily attributable to an increase in the number of commercial sites deployed with our video-on-video products and services and a corresponding increase in the number of subscribers, and costs associated with the acquisition of new titles in our content library.

Operating Expenses

         Operations. Operations expense was $704,000 and $1.8 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in operations expense was due primarily to the allocation of $794,000 in overhead costs related to the manufacturing of our video-on-demand hardware products to cost of product revenues, a decrease in travel to customer sites and a reduction in personnel related to our manufacturing operations.

         Engineering and Development. Engineering and development expense was $3.4 million and $8.0 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in engineering and development expense was primarily attributable to a decrease in development personnel, outside consultants and other engineering expenses in connection with the development of certain hardware products and our interactive program guide. In addition, engineering and development expenses for the three months ended September 30, 2000 included $1.1 million in development related expenses pursuant to a development contract with a third party. There was no similar expense for the three months ended September 30, 2001.

         Sales and Marketing. Sales and marketing expense was $1.3 million and $1.5 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in sales and marketing expense was primarily due to a decrease in marketing and promotional activities in the United Kingdom.

         General and Administrative. General and administrative expense was $5.6 million and $5.5 million for the three months ended September 30, 2001 and 2000, respectively. The increase in general and administrative expense was primarily due to $810,000 in legal expenses related to our debt restructuring activities, which was offset by a decrease in other general legal expenses and overall decreases in other general and administrative activities.

         Depreciation and Amortization. Depreciation and amortization expense was $1.3 million and $1.5 million for the three months ended September 30, 2001 and 2000, respectively.

         Warrant Expense (Benefit). Warrant expense (benefit) was $154,000 and ($181,000) for the three months ended September 30, 2001 and 2000, respectively. Warrant expense (benefit) relates to the costs associated with warrants issued to customers and strategic business partners. Charges in the three months ended September 30, 2001 and 2000, and in future periods, depends in part on the achievement of specified performance milestones by our customers and strategic business partners.

         Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation expense was $501,000 and $1.1 million for the three months ended September 30, 2001 and 2000, respectively. Deferred stock compensation expense was related to stock options granted to employees and consultants.

Other Income and Expenses

         Interest income was $309,000 and $711,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in interest income was the result of a decrease in cash and cash equivalent balances, which are invested in short-term, interest bearing accounts and a decrease in short-term investments. Gain on sale of investments was $12.9 million for the three months ended September 30,

2000, and was attributable to the sale of common stock of PMC-Sierra, Inc. that we previously acquired. There was no similar transaction during the three months ended September 30, 2001. Interest expense was $10.7 million and $5.3 million for the three months ended September 30, 2001 and 2000, respectively. Included in interest expense for the three months ended September 30, 2001 and 2000 was a credit of $1.3 million and $4.7 million, respectively, for valuation of the put warrants associated with the 1996 notes.

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

Liquidity and Capital Resources

         From our inception through September 30, 2001, we have financed our operations primarily through the gross proceeds of private placements totaling approximately $108.3 million of equity and $250.0 million of high yield debt securities, net of repayments. As of September 30, 2001, we had cash and cash equivalents and short-term investments totaling $26.1 million.

         On February 19, 1998, we received $250.0 million in gross proceeds from an offering of 463,000 units consisting of senior discount notes with an aggregate principal amount at maturity of $463.0 million and warrants to purchase an aggregate of 2,778,000 shares of common stock. The notes are senior unsecured indebtedness, and rank pari passu with our unsubordinated unsecured indebtedness. The notes are senior to subordinated indebtedness, but effectively will be subordinated to any future secured indebtedness at least to the extent of the collateral of such indebtedness.

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

         The senior discount notes were sold at a significant discount, and must be repaid at maturity on March 1, 2008. Commencing September 1, 2003, we will be required to make semi-annual interest payments of $29.2 million. There are no principal payments due on the senior discount notes prior to maturity on March 1, 2008. We have had a number of discussions with a committee of holders of our senior discount notes, which represents over 50% of the outstanding senior discount notes, and their financial and legal advisors. To date these discussions have focused on a restructuring of our senior discount notes and our future funding requirements. We have also approached several other potential strategic and financial partners about raising additional capital to fund our operations. There can be no assurance that such discussions will result in a restructure of our outstanding indebtedness or any additional funding commitment.

         We expect to require significant working capital and incur significant operating expenses in the future.* Working capital requirements include inventory expenditures for our video-on-demand products and general capital expenditures associated with our anticipated growth. Our working capital needs will, in part, be determined by the rate at which network operators purchase and introduce our video-on demand products and services. In addition to working capital, we intend to make significant expenditures for continued development and enhancement of our video-on-demand technology, development of new services and other expenses associated with the delivery of our video-on-demand products and services.* Our actual cash requirements may vary from expectations and will depend on numerous factors and conditions, many of which are outside of our control.

         We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through March 31, 2002.* Thereafter, we will need to raise additional funds through debt or equity financing, selling assets, or entering into strategic relationships, and there can be no assurance that we will be able to perform any of the foregoing on favorable terms, or at all.* We may also need to raise additional funds in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Although we are currently pursuing initiatives to raise additional funds, we have no present commitments or arrangements assuring us of any additional capital and there can be no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address our ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve sufficient cash flow to service our indebtedness, including, potentially, ceasing certain or all of our operations. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted.

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

Interest Rate Sensitivity

         We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.*

         Our short-term investments have generally been available-for-sale. Gross unrealized gains and losses were not significant as of September 30, 2001.

         The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio (in thousands, except average yields) at September 30, 2001.


                                                    Carrying         Average
                                                     Amount           Yield
                                                  ----------        ---------
U.S. government obligations                         $ 5,677           3.23%
Commercial paper                                      9,220           3.02%
Certificates of deposits                              2,188           2.94%
Money market instruments                              2,654           3.08%
Auction rate preferred stock certificates             6,373           4.69%

                                                  ----------
                  Total                             $26,112
                                                  ==========

Included in cash and cash equivalents               $19,739
Included in short-term investments                    6,373

                                                  ----------
                  Total                             $26,112
                                                  ==========

Foreign Currency Risks

         We believe that our exposure to currency exchange fluctuation risk is insignificant because our transactions with international vendors are generally denominated in U.S. dollars, which is considered to be the functional currency for our company and subsidiaries. The currency exchange impact on intercompany transactions for the three months ended September 30, 2001 was $14,000.

Factors Affecting Operating Results

Our ability to continue as a "going concern" is uncertain

         Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent accountants' report on our financial statements as of and for the fiscal year ended June 30, 2001, included in our Form 10-K, includes an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholders' deficits, that raise substantial doubt about our ability to continue as a going concern. Investors in our securities should review carefully the report of the independent accountants in our Form 10-K for Fiscal 2001. We expect our losses and negative cash flow to continue, which will require us to obtain additional capital. It is uncertain whether we will be able to such obtain additional capital on acceptable terms, or at all. Further, if future financing requirements are satisfied through the issuance of equity or debt securities, investors may experience significant dilution in terms of their percentage interest in DIVA. Commencing on September 1, 2003, we will be required to make cash interest payments on our outstanding senior notes. In addition, we believe our cash, cash equivalents and short-term investments will only be sufficient to satisfy our cash requirements through March 31, 2002.* In the event that we are unable to successfully commercially deploy our video-on-demand products and services and implement our business strategy, obtain additional capital or generate sufficient operating cash flows to fund our working capital needs and make interest payments on our outstanding debt, we may be unable to continue as a going concern.

If we do not obtain additional funds in the near future, we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

         We will require additional funds in order to continue the development, sale, licensing and provisioning of our video-on-demand products and services and, commencing on September 1, 2003, to make cash interest payments on our indebtedness. We have made and expect to continue to make significant investments in working capital in order to fund development activities, sell our video-on-demand products and services and fund operations. We expect to continue to incur significant operating losses and expect that our operating cash flow will be negative for at least into calendar 2003. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through March 31, 2002.* Thereafter, we will need to raise additional funds through debt or equity financing, selling assets, or entering into strategic relationships, and there can be no assurance that we will be able to perform any of the foregoing on favorable terms, or at all.* We may also need to raise additional funds in order to respond to unforeseen technological or marketing challenges or to take advantage of unanticipated opportunities. In addition to our recent discussions with a committee of holders of our senior discount notes, we have also approached several potential strategic and financial partners about raising additional capital to fund our operations. We currently have no commitments or arrangements assuring us of any additional funds and there can be no assurance that we will be able to obtain additional capital on acceptable terms, or at all.* Failure to successfully address our ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve sufficient cash flow to service our indebtedness, including, potentially, ceasing certain or all of our operations. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted.

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

         If we are unable to generate sufficient cash from operations to service our indebtedness, we will be required to restructure or refinance such indebtedness or raise additional capital through additional debt or equity financing, selling assets, or entering into strategic relationships. There can be no assurance that we will be able to perform any of the foregoing on favorable terms, or at all. In the event that we are unable to restructure or refinance our indebtedness or obtain additional capital, we will be required to take actions that will harm our business, including, potentially, ceasing certain or all of our operations. We have had a number of discussions with a committee of holders of our senior discount notes, which represents over 50% of our outstanding senior discount notes, and their financial and legal advisors. To date, these discussions have focused on a restructuring of our senior discount notes and our future funding requirements. There can be no assurance that such discussions will result in a restructuring of our outstanding indebtedness or any additional funding commitment. We have also approached several other potential strategic and financial partners about raising capital to fund our operations. There can be no assurance that these potential investors will provide any additional funding. We may not be able to effect any new financing strategy or funding commitments on satisfactory terms, if at all. If we fail to satisfy our obligations with respect to our indebtedness, this could result in a default under the indenture governing our senior discount notes. In the event of a default, the holders of indebtedness would have enforcement rights, including the right to accelerate the debt and the right to commence an involuntary bankruptcy proceeding against us. Absent successful commercial deployments of our interactive products and services, ongoing technical development and enhancement of our solution and significant growth of our cash flow or other successful attempts to raise cash such as the sale of assets or equity or debt financing, we would not be able to service our indebtedness.

Our leverage is substantial and will increase, making it more difficult to respond to changing business conditions

         We are highly leveraged. As of September 30, 2001 we had senior discount notes payable of approximately $367.1 million. The senior discount notes accrete at the rate of 12 5/8% per annum, compounded semi-annually. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008 at the aggregate par value of $463.0 million. The degree to which we are leveraged could have important consequences to us and our investors, including, but not limited to, the following:

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

We are an early stage company with limited revenues and a history of losses, we expect to continue to incur substantial losses and negative cash flow and we may never achieve or sustain profitability

         We are an early stage company with limited commercial operating history. We have generated revenues of $29.2 million and have incurred net losses of $476.9 million from our inception through September 30, 2001. We expect to continue to incur substantial losses and experience substantial negative cash flow for at least the next few years as we continue to develop our operations capability and sell and license our video-on-demand products and services. We do not expect to generate substantial revenues unless and until our video-on-demand products and services are deployed at a significant number of additional cable systems and a significant number of viewers access our video-on-demand and other interactive services enabled by our technology. If we do not achieve and sustain profitability in the future, we may be unable to continue our operations.

         Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Our future success depends on a number of factors, including the following:

 .    the extent to which cable operators deploy digital set-top boxes;
 .    our ability to enter into agreements for the sale and license of our video-on-demand products and services;
 .    the extent to which consumers accept and use interactive, on-demand television enabled by our video-on-demand products and services;
 .    our ability to continue integrating our software and hardware with other digital applications and services selected by network operators in the United States and internationally, including set-top boxes, application managers and set-top box operating systems, cable system components and electronic program guides;

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

 .    we participate in an emerging market;
 .    several of our current video-on-demand deployment agreements with network operators are for selected systems, and we are unable to predict whether they will be expanded to cover additional systems;
 .    changes in network operators' financial condition or priorities may result in delayed or slowed deployments under existing or future agreements;
 .    we cannot predict the rate at which cable subscribers will accept and utilize video-on-demand;
 .    we expect to sign new sales, service and licensing agreements on an irregular basis, if at all, and there may be long periods of time during which we do not enter into new agreements or expanded arrangements; and
 .    we have a lengthy sales cycle, which makes it difficult to forecast the quarter during which a sale will occur.

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

If we do not achieve broad deployment of our video-on-demand products and services, our business will not grow

         Our future success depends in large part on our ability to sell our digital video-on-demand products and services to a broad base of cable systems, on terms that will generate a profit. We believe that most network operators will deploy interactive platforms purchased from more than one supplier. Accordingly, we believe that network operators will initially commit a limited number of their cable systems to two or more competitors in order to evaluate their interactive products and services. We believe that network operators will not commit to broad deployments of our video-on-demand solution until they have completed evaluation of our products and services as well as those of competitors. Our ability to achieve broad network operator deployments will depend on our success in demonstrating that:

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

Our lengthy sales cycle may cause fluctuations in our operating results

         We believe that the purchase of our video-on-demand products and services involves a significant commitment of capital and other resources by a network operator. In many cases, the decision to purchase our products and services requires network operators to change their established business practices and conduct their business in new ways. As a result, we need to educate network operators on the use and benefits of our products and services, which can require significant time and resources without necessarily resulting in revenues. In addition, network operators generally must consider a wide range of other issues before committing to purchase and incorporate our technology into their offerings and obtain approval at a number of levels of management. Our sales cycle has ranged from six months to a number of years. Our lengthy sales cycle limits our ability to forecast the timing and amount of specific sales.

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

Insiders have significant influence over our efforts

     Our major stockholders and directors, together with entities affiliated with them, own approximately 74% of our outstanding Common Stock (assuming conversion of all outstanding Preferred Stock into Common Stock) at September 30, 2001. Accordingly, these stockholders have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of DIVA.

     PART II OTHER INFORMATION

     Item 1, Item 3, Item 4 and Item 5 are not applicable with respect to the current reporting period.

     Item 2. Changes in Securities and Use of Proceeds

     During the three months ended September 30, 2001, we issued and sold an aggregate of 1,202 shares of Common Stock to our employees for an aggregate purchase price of $3,000 pursuant to exercises of options under our 1995 and 1998 Stock Plans.

     Item 6. Exhibits and Reports on Form 8-K:

             a.   Exhibits.

                  None.

             b.   Reports on Form 8-K.

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DIVA SYSTEMS CORPORATION


                             By:  /s/ WILLIAM M. SCHARNINGHAUSEN
                                  -------------------------------------
                             William M. Scharninghausen
                             Senior Vice President, Finance and Administration,
                                    and Chief Financial Officer

Dated: November 14, 2001