Form 10-Q
period 2001-12-31
DIVA SYSTEMS CORP
filed 2002-02-14
CIK 1003439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the quarterly period ended December 31, 2001.

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

         The number of shares of Registrant's classes of Common Stock at January 31, 2002 was:

                      Title of each class
                      -------------------
               Common Stock, $.001 par value                      18,247,372
               Class C Common Stock, $.001 par value                 857,370

                            DIVA SYSTEMS CORPORATION

                          Quarterly Report on Form 10-Q

                                Table of Contents

                         Quarter Ended December 31, 2001

                             PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheet at December 31, 2001 and
               June 30, 2001                                                          1
               Condensed Consolidated Statement of Operations for the three
               and six months ended December 31, 2001 and 2000                        2
               Condensed Consolidated Statement of Cash Flows for the six months
               ended December 31, 2001 and 2000                                       3
               Notes to Condensed Consolidated Financial Statements                   4
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      5
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                13


                              PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                                 26
Item 6.    Exhibits and Reports on Form 8-K                                          26
Signatures                                                                           27

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                  (unaudited)

                                                                          December 31,          June 30,
                                                                              2001                2001
                                                                       -----------------    ---------------
                                     Assets

Current assets:
    Cash and cash equivalents                                          $          20,221    $        19,146
    Short-term investments                                                         5,386             14,169
    Accounts receivable                                                            3,813             15,090
    Inventory                                                                      8,343             15,947
    Prepaid expenses and other current assets                                      1,007                775
                                                                       -----------------    ---------------

          Total current assets                                                    38,770             65,127

Property and equipment, net                                                       10,043             12,433
Debt issuance costs, net                                                           3,629              4,652
Deposits and other assets                                                            601                597
                                                                       -----------------    ---------------

          Total assets                                                 $          53,043    $        82,809
                                                                       =================    ===============


      Liabilities, Redeemable Warrants and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                   $           8,824    $        14,440
    Other current liabilities                                                      2,877              5,127
    Deferred revenue                                                               3,867              2,126
    Current portion of capital lease obligation                                      668                738
                                                                       -----------------    ---------------

          Total current liabilities                                               16,236             22,431

Notes payable                                                                    379,151            355,517
Redeemable put warrants                                                            5,993              7,326
Long - term portion of lease payable                                                 --                 292
Deferred rent                                                                        916                892
                                                                       -----------------    ---------------

          Total liabilities                                                      402,296            386,458
                                                                       -----------------    ---------------

Redeemable warrants                                                                4,828              5,364
                                                                       -----------------    ---------------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 80,000,000 shares authorized;
       25,120,973 and 25,120,851 shares issued and outstanding
       as of December 31, 2001, and June 30, 2001, respectively.                      25                 25
    Common stock, $0.001 par value; 165,000,000 shares authorized;
       19,104,742 and 19,086,839 shares issued and outstanding as
       of December 31, 2001, and June 30, 2001, respectively.                         19                 19
    Additional paid-in capital                                                   148,025            147,682
    Deferred compensation                                                         (2,181)            (3,592)
    Accumulated deficit                                                         (499,969)          (453,147)
                                                                       -----------------    ---------------

       Total stockholders' deficit                                              (354,081)          (309,013)
                                                                       -----------------    ---------------

       Total liabilities, redeemable warrants and stockholders'
       deficit                                                         $          53,043    $        82,809
                                                                       =================    ===============

See accompanying notes to interim condensed consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                   December 31,                  December 31,
                                                               2001            2000           2001          2000
                                                            -----------    -----------    -----------    ----------
Revenue:
        Product                                             $     5,557    $        18    $    10,038    $        53
        License                                                   2,385             45          5,166             81
        Service                                                   2,279          1,030          3,448          1,344
                                                            ------------   ------------   ------------   ------------

                   Total revenue                                 10,221          1,093         18,652          1,478

Cost of revenue:
        Cost of product revenue                                   6,390            526         13,326            672
        Cost of license revenue                                      27             27            361             66
        Cost of service revenue                                   1,826            878          3,244          1,925
                                                            ------------   ------------   ------------   ------------

                   Total cost of revenue                          8,243          1,431         16,931          2,663
                                                            ------------   ------------   ------------   ------------

Gross margin (loss)                                               1,978           (338)         1,721         (1,185)
                                                            ------------   ------------   ------------   ------------

Operating expenses:
        Operations                                                  707          1,772          1,411          3,588
        Engineering and development                               2,953          7,678          6,380         15,690
        Sales and marketing                                       1,334          1,793          2,667          3,265
        General and administrative                                5,280          6,117         10,930         11,581
        Depreciation and amortization                             1,736          1,511          3,070          3,033
        Warrant expense                                             241            247            395             66
        Amortization of stock compensation                          312          1,092            813          2,220
                                                            ------------   ------------   ------------   ------------

                   Total operating expenses                      12,563         20,210         25,666         39,443
                                                            ------------   ------------   ------------   ------------

                   Operating loss                                10,585         20,548         23,945         40,628
                                                            ------------   ------------   ------------   ------------

Other (income) expense:
        Interest income                                            (176)        (1,396)          (485)        (2,067)
        Gain on sale of investments                                  --        (11,524)            --        (24,421)
        Interest expense                                         12,621         11,030         23,362         16,325
                                                            ------------   ------------   ------------   ------------

                   Total other (income) expense, net             12,445         (1,890)        22,877        (10,163)
                                                            ------------   ------------   ------------   ------------

                   Net loss                                      23,030         18,658         46,822         30,465

Accretion of redeemable warrants
                                                                    206            254           (537)        (2,150)
                                                            ------------   ------------   ------------   ------------

                   Net loss attributable to
                      common stockholders                   $    23,236    $    18,912    $    46,285    $    28,315
                                                            ============   ============   ============   ============

Basic and diluted net loss per share                        $      1.22    $      1.01    $      2.42    $      1.51
                                                            ============   ============   ============   ============

Shares used in per share computation                             19,103         18,796         19,095         18,744
                                                            ============   ============   ============   ============

See accompanying notes to interim condensed consolidated financial statements.

                    DIVA SYSTEMS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                             Six Months Ended
                                                                                December 31,
                                                                             2001        2000
                                                                           ---------   ---------
       Cash flows from operating activities:
         Net loss                                                          $(46,822)   $(30,465)
         Adjustments to reconcile net loss to net
           cash used in operating activities:
              Depreciation and amortization                                   3,070       3,033
              (Gain) loss on disposal of property and equipment                 491         (40)
              Inventory reserves                                                501       1,306
              Amortization of debt issuance costs and
                accretion of discount on notes payable                       23,324      16,855
              Amortization of deferred stock compensation                       813       2,220
              Warrant expense                                                   395          66
              Gain on sale of investments                                        --     (24,421)
              Changes in operating assets and liabilities:
                Accounts receivable                                          11,277         700
                Inventory                                                     7,103     (13,243)
                Other assets                                                   (232)        798
                Accounts payable                                             (5,616)      1,230
                Other current liabilities                                    (2,250)        (50)
                Deferred revenue                                              1,741      (1,817)
                Deferred rent                                                    24        (112)
                                                                           ---------   ---------
                  Net cash used in operating activities                      (6,181)    (43,940)
                                                                           ---------   ---------
       Cash flows from investing activities:
         Purchases of property and equipment                                 (1,174)     (1,736)
         Proceeds from sale of investments                                       --      24,421
         Proceeds from sale of short-term investments                         8,783          --
         Purchases of short-term investments                                     --     (11,547)
                                                                           ---------   ---------
                  Net cash provided by investing activities                   7,609      11,138
                                                                           ---------   ---------

       Cash flows from financing activities:
         Issuance of preferred stock, net                                        --       5,000
         Exercise of stock options                                                9         492
         Payments on capital lease
                                                                               (362)       (160)
                                                                           ---------   ---------
                  Net cash provided by (used in) financing activities          (353)      5,332
                                                                           ---------   ---------

       Net increase (decrease) in cash and cash equivalents                   1,075     (27,470)

       Cash and cash equivalents at beginning of period                      19,146      66,253
                                                                           ---------   ---------
       Cash and cash equivalents at end of period                            20,221    $ 38,783
                                                                           =========   =========

       Supplemental disclosures of cash flow information:
         Noncash investing and financing activities:
           Revaluation of put warrants associated with the 1996 notes      $ (1,333)   $ (4,663)
                                                                           =========   =========
           Decrement of redeemable warrants                                $   (537)   $ (2,150)
                                                                           =========   =========
           Deferred compensation expense (benefit) associated with stock   $   (598)      2,508
                                                                           =========   =========

See accompanying notes to interim condensed consolidated financial statements

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

         The interim unaudited financial statements as of December 31, 2001, and for the three and six months ended December 31, 2001 and 2000 have been prepared on substantially the same basis as the Company's audited financial statements for the year ended June 30, 2001 and include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial information set forth herein. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

         These interim unaudited financial statements should be read in conjunction with the Company's annual financial statements, included in the Company's Form 10-K for the year ended June 30, 2001 (Fiscal 2001).

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will need to adopt this statement as of July 1, 2002. The company does not anticipate the adoption of SFAS No. 144 to have a material impact on its balance sheet or results of operations.

         Note 2--Basic and Diluted Net Loss Per Share

         Basic and diluted net loss per share is computed using net loss adjusted for the accretion of the redeemable warrants and the weighted-average number of outstanding shares of common stock. Potentially dilutive securities, including options, warrants, restricted common stock, and preferred stock (amounting to 41,200,439 and 44,844,247 shares of common stock at December 31, 2001 and 2000, respectively) have been excluded from the computation of diluted net loss per share because the effect of this inclusion would be antidilutive. Information pertaining to potentially dilutive securities is included in Notes 5, 6 and 7 of notes to consolidated financial statements included in the Company's Fiscal 2001 Form 10-K.

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

         Prior to January 2001, all hardware and software elements were deliverable over the term of the contract and evidence of the fair value of the individual elements in our agreements did not exist. As a result, upon the delivery of the Company's video-on-demand hardware products, revenue was recognized to the extent of the cost of these hardware products. Any remaining product revenue was amortized on a straight-line basis over the remaining term of the agreement. The Company recognized license revenue over the term of the agreement based on the number of subscribers.

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

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We will need to adopt this statement as of July 1, 2002. We do not anticipate the adoption of SFAS No. 144 to have a material impact on our balance sheet or results of operations.

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

         Since our inception through December 31, 2001, we have incurred significant losses and substantial negative cash flow, primarily due to engineering and development expenditures and other costs required to develop our video-on-demand products and services. Since our inception through December 31, 2001, we have an accumulated deficit of $500.0 million and have not achieved profitability on a quarterly or annual basis. We expect to continue to incur substantial net losses and negative cash flow for at least the next few years, requiring us to raise additional capital.* In addition, we have limited cash reserves and uncertainty exists concerning our ability to raise additional capital and continue as a going concern.* Our historical revenues and expenditures are not necessarily indicative of, and should not be relied upon as an indicator of, revenues that may be attained or expenditures that may be incurred by us in future periods.*

Revenues

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

         Prior to January 2001, all hardware and software elements were deliverable over the term of the contract and evidence of the fair value of the individual elements in our agreements did not exist. As a result, upon the delivery of our video-on-demand hardware products, revenue was recognized to the extent of the cost of these hardware products and any remaining product revenue was amortized on a straight-line basis over the remaining term of the agreement. We recognized license revenue over the term of the agreement based on the number of subscribers.

         All of our installations since January 1, 2001 have been made under agreements whereby all hardware and software elements are delivered upon completion of installation and the training of network operator personnel. Accordingly, for the six months ended December 31, 2001, we recognized product revenue and licensing revenue upon completion of the equipment installation at a customer's site, which includes technical training, according to the residual method. Consequently, the fair value of the maintenance element, determined by the maintenance renewal fee, is deferred and amortized over the maintenance period, which is generally one year.

         We provide services on a fee-for-service basis, whereby service revenue is recognized when the services are performed. If the services are provided on a revenue sharing basis, service revenue is recognized based on program purchases by subscribers.

Cost of Revenues

         Cost of Product Revenue. Cost of revenue consists of contract manufacturing costs, component and material costs, warranty costs, and other direct product expenditures associated specifically with the sale of our video-on-demand hardware and software products. Included in cost of product revenue are allocations of certain manufacturing overhead expenses.

         Cost of License Revenue. Cost of license revenue consists of direct expenditures associated specifically with the license of our system software and Navigator applications. These costs are primarily for third party licenses.

         Cost of Service Revenue. Cost of service revenue consists of license fees paid to content providers, costs related to the acquisition and production of digitally encoded programming content, duplication and distribution expenses and other expenditures associated specifically with content management.

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

         General and Administrative. General and administrative expense consists of expenditures for senior management, legal and patent, accounting and finance, human resources and employee benefits, facilities (including rent), international and other corporate and administrative expenses. In addition, general and administrative expense includes costs associated with the development, support and growth of our management information system infrastructure. We currently do not allocate general and administrative expenses to other functional areas.

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

Results of Operations

Revenue

         Total revenue was $10.2 million and $1.1 million for the three months ended December 31, 2001 and 2000, respectively. Total revenue was $18.7 million and $1.5 million for the six months ended December 31, 2001 and 2000, respectively. The increase in total revenue was the result of an increase in the number of system deployments and an increase in the number of subscribers. During the six months ended December 31, 2001 we deployed our video-on-demand products, software and services in twenty sites representing approximately $22.9 million in product shipments and services. Of this revenue, $2.7 million was recorded as deferred revenue as of December 31, 2001. The remaining amount relates to systems shipped but uninstalled as of the end of the quarter that are included in inventory. There were no deployments in the December 31, 2000 quarter. In addition, we had approximately 659,000 video-on-demand subscribers at December 31, 2001 compared to approximately 25,000 subscribers at December 31, 2000.

         Product revenue. Product revenue was $5.6 million and $18,000 for the three months ended December 31, 2001 and 2000, respectively. Product revenue was $10.0 million and $53,000 for the six months ended December 31, 2001 and 2000, respectively.

         License revenue. License revenue was $2.4 million and $45,000 for the three months ended December 31, 2001 and 2000, respectively. License revenue was $5.2 million and $81,000 for the six months ended December 31, 2001 and 2000, respectively. License revenue is the fee for our system manager software and navigator application.

         Service revenue. Service revenue was $2.3 million and $1.0 million for the three months ended December 31, 2001 and 2000, respectively. Service revenue was $3.4 million and $1.3 million for the six months ended December 31, 2001 and 2000, respectively.

Cost of Revenues

         Cost of Product Revenue. Cost of product revenue was $6.4 million and $526,000 for the three months ended December 31, 2001 and 2000, respectively. Cost of product revenue was $13.3 million and $672,000 for the six months ended December 31, 2001 and 2000, respectively. The increase in cost of product revenue was the result of an increase in sales of our video-on-demand products. Included in cost of product revenue for the three and six months ended December 31, 2001 was an allocation of $615,000 and $1.4 million, respectively, related to indirect costs from operations overhead.

         Cost of License Revenue. Cost of license revenue was $27,000 and $27,000 for the three months ended December 31, 2001 and 2000, respectively. Cost of license revenue was $361,000 and $66,000 for the six months ended December 31, 2001 and 2000, respectively. The increase in cost of license revenue was primarily attributable to an increase in the number of commercial sites deployed with our video-on-video products and services.

         Cost of Service Revenue. Cost of service revenue was $1.8 million and $878,000 for the three months ended December 31, 2001 and 2000, respectively. Cost of service revenue was $3.2 million and $1.9 million for the six months ended December 31, 2001 and 2000, respectively. The increase in cost of service revenue was primarily attributable to an increase in the number of commercial sites deployed with our video-on-video products and services and a corresponding increase in the number of subscribers, and costs associated with the acquisition of new titles in our content library.

Operating Expenses

     Operations. Operations expense was $707,000 and $1.8 million for the three months ended December 31, 2001 and 2000, respectively. Operations expense was $1.4 million and $3.6 million for the six months ended December 31, 2001 and 2000, respectively. The decrease in operations expense was due primarily to the allocation of $615,000 for the three months ended December 31, 2001 and $1.4 million for the six months ended December 31, 2001 in overhead costs related to the manufacturing of our video-on-demand hardware products to cost of product revenues. The decrease in operations expense was also due to a decrease in travel to customer sites and a reduction in personnel related to our manufacturing operations. This decrease was partially offset by an increase in customer service and technical support.

     Engineering and Development. Engineering and development expense was $3.0 million and $7.7 million for the three months ended December 31, 2001 and 2000, respectively. Engineering and development expense was $6.4 million and $15.7 million for the six months ended December 31, 2001 and 2000, respectively. The decrease in engineering and development expense was primarily attributable to a decrease in development personnel, outside consultants and other engineering expenses in connection with the development of certain hardware products and our interactive program guide. In addition, engineering and development expenses for the three months ended December 31, 2000 included $1.1 million and $2.2 million for the six months ended December 31, 2000 in development related expenses pursuant to a development contract with a third party. There was no similar expense for the three or six months ended December 31, 2001.

     Sales and Marketing. Sales and marketing expense was $1.3 million and $1.8 million for the three months ended December 31, 2001 and 2000, respectively. Sales and marketing expense was $2.7 million and $3.3 million for the six months ended December 31, 2001 and 2000, respectively. The decrease in sales and marketing expense was primarily due to a decrease in marketing personnel, outside consultants and other marketing expenses.

     General and Administrative. General and administrative expense was $5.3 million and $6.1 million for the three months ended December 31, 2001 and 2000, respectively. General and administrative expense was $11.0 million and $11.6 million for the six months ended December 31, 2001 and 2000, respectively. The decrease in general and administrative expense was primarily attributable to our efforts to reduce overhead expenses. Though there was a $949,000 expense for the three months ended December 31, 2001 and a $1.8 million expense for the six months ended December 31, 2001 related to professional fees incurred in connection with the planned restructuring of our debt, these expenses were significantly offset by decreases in personnel related costs as well travel and rent expenses.

         Depreciation and Amortization. Depreciation and amortization expense was $1.7 million and $1.5 million for the three months ended December 31, 2001 and 2000, respectively. Depreciation and amortization was $3.1 million and $3.0 million for the six months ended December 31, 2001 and 2000, respectively.

     Warrant Expense. Warrant expense was $241,000 and $247,000 for the three months ended December 31, 2001 and 2000, respectively. Warrant expense was $395,000 and $66,000 for the six months ended December 31, 2001 and 2000, respectively. Warrant expense relates to the costs associated with warrants issued to customers and strategic business partners. Charges in the six months ended December 31, 2001 and 2000, and in future periods, depends in part on the achievement of specified performance milestones by our customers and strategic business partners.

         Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation expense was $312,000 and $1.1 million for the three months ended December 31, 2001 and 2000, respectively. Amortization of deferred stock compensation expense was $813,000 and $2.2 million for the six months ended December 31, 2001 and 2000, respectively. Deferred stock compensation expense was related to stock options granted to employees and consultants.

Other Income and Expenses

         Interest income was $176,000 and $1.4 million for the three months ended December 31, 2001 and 2000, respectively. Interest income was $485,000 and $2.1 million for the six months ended December 31, 2001 and 2000, respectively. The decrease in interest income was the result of a decrease in cash and cash equivalent balances, which are invested in short-term, interest bearing accounts and a decrease in short-term investments. Gain on sale of investments was $11.5 million and $24.4 million for the three months and six months ended December 31, 2000, respectively and was attributable to the sale of common stock of PMC-Sierra, Inc. that we previously acquired for investment purposes. There was no similar transaction during the three months and six months ended December 31, 2001. Interest expense was $12.6 million and $11.0 million for the three months ended December 31, 2001 and 2000, respectively. Interest expense was $23.4 million and $16.3 million for the six months ended December 31, 2001 and 2000, respectively. Included in interest expense for the six months ended December 31, 2001 and 2000 was a credit of $1.3 million and $4.7 million, respectively, for valuation of the put warrants associated with the 1996 notes.

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

Liquidity and Capital Resources

         From our inception through December 31, 2001, we have financed our operations primarily through the gross proceeds of private placements totaling approximately $108.3 million of equity and $250.0 million of high yield debt securities, net of repayments. As of December 31, 2001, we had cash and cash equivalents and short-term investments totaling $25.6 million.

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

     We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through June 30, 2002.* We will need to raise additional funds prior to that time through debt or equity financing, selling assets, or entering into strategic relationships, and there can be no assurance that we will be able to perform any of the foregoing on favorable terms, or at all.* We may also need to raise additional funds or pursue other strategic alternatives in order to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Although we are currently pursuing initiatives to raise additional funds, we have no present commitments or arrangements assuring us of any additional capital and there can be no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address our ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve sufficient cash flow to service our indebtedness, including, potentially, ceasing certain or all of our operations. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted.

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

Interest Rate Sensitivity

         We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.*

         Our short-term investments have generally been available-for-sale. Gross unrealized gains and losses were not significant as of December 31, 2001.

         The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio (in thousands, except average yields) at December 31, 2001.

                                                     Carrying          Average
                                                      Amount            Yield
                                                    -----------      -----------
U.S. government obligations                           $ 9,530           2.08%
Commercial paper                                        2,289           1.99%
Certificates of deposits                                2,201           2.01%
Money market instruments                                6,201           2.11%
Auction rate preferred stock certificates               5,386           3.77%
                                                    -----------
          Total                                       $25,607
                                                    ===========

Included in cash and cash equivalents           $20,221
Included in short-term investments                5,386
                                                -------
                  Total                         $25,607
                                                =======

Foreign Currency Risks

     We believe that our exposure to currency exchange fluctuation risk is insignificant because our transactions with international vendors are generally denominated in U.S. dollars, which is considered to be the functional currency for our company and subsidiaries. The currency exchange impact on intercompany transactions for the three months ended December 31, 2001 was $11,000

Factors Affecting Operating Results

Our ability to continue as a "going concern" is uncertain

     Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent accountants' report on our financial statements as of and for the fiscal year ended June 30, 2001, included in our Form 10-K, includes an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholders' deficits, that raise substantial doubt about our ability to continue as a going concern. Investors in our securities should review carefully the report of the independent accountants in our Form 10-K for Fiscal 2001. As of December 31, 2001, we had cash, cash equivalents and short-term investments totalling $25.6 million. We expect our losses and negative cash flow to continue, which will require us to obtain additional capital or pursue other strategic alternatives. It is uncertain whether we will be able to obtain additional capital on acceptable terms, or at all. Further, if future financing requirements are satisfied through the issuance of equity or debt securities, investors may experience significant dilution in terms of their percentage interest in DIVA. Commencing on September 1, 2003, we will be required to make semi-annual cash interest payments of $29.2 million on our outstanding senior notes. In addition, we believe our cash, cash equivalents and short-term investments will only be sufficient to satisfy our cash requirements through June 30, 2002.* In the event that we are unable to successfully commercially deploy our video-on-demand products and services and implement our business strategy, obtain additional capital or generate sufficient operating cash flows to fund our working capital needs and make interest payments on our outstanding debt, we may be unable to continue as a going concern.

If we do not obtain additional funds in the near future, we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

     As of December 31, 2001, we had cash, cash equivalents and short-term investments totalling $25.6 million. We will require additional funds in order to continue the development, sale, licensing and provisioning of our video-on-demand products and services and, commencing on September 1, 2003, to make semi-annual cash interest payments of $29.2 million on our indebtedness. We have made and expect to continue to make significant investments in working capital in order to fund development activities, sell our video-on-demand products and services and fund operations. We expect to continue to incur significant operating losses and expect that our operating cash flow will be negative for at least the next few years. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through June 30, 2002.* We will need to raise additional funds prior to that time through debt or equity financing, selling assets, or entering into strategic relationships, and there can be no assurance that we will be able to perform any of the foregoing on favorable terms, or at all.* We may also need to raise additional funds or pursue other strategic alternatives in order to respond to unforeseen technological or marketing challenges or to take advantage of unanticipated opportunities. In addition to our recent discussions with a committee of holders of our senior discount notes, we have also approached several potential strategic and financial partners about raising additional capital to fund our operations. We currently have no commitments or arrangements assuring us of any additional funds and there can be no assurance that we will be able to obtain additional capital on acceptable terms, or at all.* Failure to successfully address our ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve sufficient cash flow to service our indebtedness, including, potentially, ceasing certain or all of our operations. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted.

We will require a significant amount of cash to service our indebtedness, and our ability to generate cash depends on many factors beyond our control

     We expect to continue to generate substantial net losses and negative cash flow for at least the next few years. We may be unable to achieve a level of cash flow from operations sufficient to permit us to pay the principal and interest on our current indebtedness and any additional indebtedness we may incur. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008. Commencing September 1, 2003, we will be required to make semi-annual interest payments of $29.2 million. Our ability to make scheduled debt service payments will depend upon our ability to achieve significant and sustained growth in our cash generated from operations and to complete necessary additional financing.

     We will likely be required to restructure or refinance such indebtedness or raise additional capital through additional debt or equity financing, selling assets, or entering into strategic relationships in order to service our indebtedness. There can be no assurance that we will be able to perform any of the foregoing on favorable terms, or at all. In the event that we are unable to restructure or refinance our indebtedness or obtain additional capital, we will be required to take actions that will harm our business, including, potentially, ceasing certain or all of our operations. We have had a number of discussions with a committee of holders of our senior discount notes, which represents over 50% of our outstanding senior discount notes, and their financial and legal advisors. To date, these discussions have focused on a restructuring of our senior discount notes and our future funding requirements. There can be no assurance that such discussions will result in a restructuring of our outstanding indebtedness or any additional funding commitment. We have also approached several other potential strategic and financial partners about raising capital to fund our operations. There can be no assurance that these potential investors will provide any additional funding. We may not be able to effect any new financing strategy or funding commitments on satisfactory terms, if at all. If we fail to satisfy our obligations with respect to our indebtedness, this could result in a default under the indenture governing our senior discount notes. In the event of a default, the holders of indebtedness would have enforcement rights, including the right to accelerate the debt and the right to commence an involuntary bankruptcy proceeding against us. Absent successful commercial deployments of our interactive products and services, ongoing technical development and enhancement of our solution and significant growth of our cash flow or other successful attempts to raise cash such as the sale of assets or equity or debt financing, we will not be able to service our indebtedness.

Our leverage is substantial and will increase, making it more difficult to respond to changing business conditions

     We are highly leveraged. As of December 31, 2001 we had senior discount notes payable of approximately $379.2 million. The senior discount notes accrete at the rate of 12 5/8% per annum, compounded semi-annually. The senior discount notes were sold at a significant discount and must be repaid at maturity on March 1, 2008 at the aggregate par value of $463.0 million. The degree to which we are leveraged could have important consequences to us and our investors, including, but not limited to, the following:

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

We are an early stage company with limited revenues and a history of losses, we expect to continue to incur substantial losses and negative cash flow and we may never achieve or sustain profitability

     We are an early stage company with limited commercial operating history. We have generated revenues of $39.4 million and have incurred net losses of $500.0 million from our inception through

December 31, 2001. We expect to continue to incur substantial losses and experience substantial negative cash flow for at least the next few years as we continue to develop our operations capability and sell and license our video-on-demand products and services. We do not expect to generate substantial revenues unless and until our video-on-demand products and services are deployed at a significant number of additional cable systems and a significant number of viewers access our video-on-demand and other interactive services enabled by our technology. If we do not achieve and sustain profitability in the future, we may be unable to continue our operations.

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

Insiders have significant influence over our efforts

     Our major stockholders and directors, together with entities affiliated with them, own approximately 74% of our outstanding Common Stock (assuming conversion of all outstanding Preferred Stock into Common Stock) at December 31, 2001. Accordingly, these stockholders have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of DIVA.

     PART II OTHER INFORMATION

     Item 1, Item 3, Item 4 and Item 5 are not applicable with respect to the current reporting period.

     Item 2. Changes in Securities and Use of Proceeds

     During the three months ended December 31, 2001, we issued and sold an aggregate of 16,701 shares of Common Stock to our employees for an aggregate purchase price of $6,314 pursuant to exercises of options under our 1995 and 1998 Stock Plans. In addition, during the three months ended December 31, 2001, we issued and sold 122 shares of Series AA Preferred Stock for an aggregate purchase price of $45. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated thereunder.

     Item 6. Exhibits and Reports on Form 8-K:

               a.  Exhibits.

                   None.

               b.  Reports on Form 8-K.

                   No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DIVA SYSTEMS CORPORATION



                                    By: /s/ WILLIAM M. SCHARNINGHAUSEN
                                        -----------------------------------
                                    William M. Scharninghausen
                                    Senior Vice President, Finance and
                                    Administration, and Chief Financial Officer

Dated: February 14, 2002